Form 10-Q
period 2026-06-30
Fidelity Core Real Estate Fund
filed 2026-08-12
CIK 1953520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 000-56839

Fidelity Core Real Estate Fund

(Exact Name of Registrant as Specified in its Charter)

Maryland	88-6504113
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 Summer Street Boston, MA	02210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 563-7000

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 37,635,938 outstanding common shares of beneficial interest as of August 7, 2026.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Core Real Estate Fund

Consolidated Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Investments in real estate, net of accumulated depreciation	$493,532,517	$387,846,750
Investments in money market funds, at fair value	54,001,302	31,308,636
Investments in real estate debt, at fair value	26,259,726	19,273,251
Investments in real estate securities, at fair value	601,862	518,631
Intangible assets, net	38,319,193	28,603,318
Cash	8,515,069	4,582,524
Restricted cash	946,678	485,010
Receivables, net	4,478,653	4,384,553
Other assets	199,411	1,080,149
Total assets	$626,854,411	$478,082,822
Liabilities
Mortgages payable, net	$241,944,593	$146,535,081
Intangible liabilities, net	23,462,874	19,285,352
Repurchases of common shares payable	9,554,033	—
Distributions payable	4,905,273	4,173,578
Incentive fee payable	1,785,991	2,873,858
Management fee payable	1,032,477	885,646
Bi-lateral OTC swaps, at fair value	174,049	—
Deferred revenue	1,285,598	911,686
Accounts payable, accrued expenses, and other liabilities	5,236,622	2,733,480
Total liabilities	289,381,510	177,398,681
Commitments and contingencies (Note 13)
Redeemable non-controlling interest in consolidated joint ventures	7,072,616	6,660,132
Redeemable common shares, no par value (unlimited shares authorized), 607,463 and 447,513 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	7,015,774	5,127,105
Equity
Common shares, no par value (unlimited shares authorized), 35,434,222 and 31,146,566 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	386,223,722	336,988,380
Accumulated deficit and cumulative distributions	(62,839,211)	(48,091,476)
Total equity	323,384,511	288,896,904
Total liabilities, redeemable equity and equity	$626,854,411	$478,082,822

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Core Real Estate Fund

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Revenue from leases	$11,188,010	$7,892,582	$21,021,905	$15,005,733
Total revenues	11,188,010	7,892,582	21,021,905	15,005,733
Expenses
Rental property operating	2,712,957	2,060,564	5,447,880	3,935,209
General and administrative	786,477	585,162	1,571,630	1,154,713
Management fee	1,032,476	706,694	1,991,371	1,316,774
Incentive fee	985,168	857,998	1,785,991	1,395,672
Depreciation and amortization	5,857,329	4,526,273	11,123,460	8,811,981
Total expenses	11,374,407	8,736,691	21,920,332	16,614,349
Other income (expense)
Realized gain (loss) on real estate securities	699	7,780	(1,567)	12,769
Change in unrealized gain (loss) on real estate securities	48,772	(23,323)	73,024	(14,854)
Change in unrealized gain (loss) on real estate debt	79,832	(13,373)	(22,463)	(13,373)
Net realized gain (loss) on swaps	(1,320)	—	(1,320)	—
Change in net unrealized appreciation (depreciation) on swaps	(172,729)	—	(172,729)	—
Dividend and interest income	846,183	925,058	1,656,414	1,449,575
Interest expense	(3,129,595)	(2,221,204)	(5,453,588)	(4,335,924)
Total other income (expense)	(2,328,158)	(1,325,062)	(3,922,229)	(2,901,807)
Net income (loss)	$(2,514,555)	$(2,169,171)	$(4,820,656)	$(4,510,423)
Net income (loss) attributable to redeemable non-controlling interest in consolidated joint ventures	(41,738)	(100,317)	(93,526)	(208,183)
Net income (loss) attributable to common shareholders	$(2,472,817)	$(2,068,854)	$(4,727,130)	$(4,302,240)
Net income (loss) per share of common shares - basic and diluted	$(0.07)	$(0.08)	$(0.14)	$(0.19)
Weighted-average shares of common shares outstanding, basic and diluted	35,494,542	24,674,138	34,300,983	23,085,262

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Core Real Estate Fund

Consolidated Statements of Changes in Equity

(Unaudited)

	Common Shares
	Shares Outstanding	Amount	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Equity
Balance as of March 31, 2026	32,855,602	$—	$356,586,929	$(55,202,637)	$301,384,292
Issuance of common shares	3,132,652	—	36,097,336	—	36,097,336
Net income (loss)	—	—	—	(2,472,817)	(2,472,817)
Interest in redeemable non-controlling interests in joint ventures	—	—	—	(229,957)	(229,957)
Interest in redeemable common shares	—	—	—	(28,527)	(28,527)
Repurchases of common shares, net of early repurchase deductions	(823,170)	—	(9,554,033)	—	(9,554,033)
Distributions declared on common shares	—	—	—	(4,905,273)	(4,905,273)
Distribution reinvestment	269,138	—	3,093,490	—	3,093,490
Balance as of June 30, 2026	35,434,222	$—	$386,223,722	$(62,839,211)	$323,384,511

	Common Shares
	Shares Outstanding	Amount	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Equity
Balance as of March 31, 2025	21,890,607	$—	$231,338,272	$(27,813,158)	$203,525,114
Issuance of common shares	3,187,041	—	36,122,308	—	36,122,308
Net income (loss)	—	—	—	(2,068,854)	(2,068,854)
Interest in redeemable non-controlling interests in joint ventures	—	—	—	(356,924)	(356,924)
Interest in redeemable common shares	—	—	—	(29,975)	(29,975)
Distributions declared on common shares	—	—	—	(3,471,522)	(3,471,522)
Distribution reinvestment	188,650	—	2,125,465	—	2,125,465
Balance as of June 30, 2025	25,266,298	$—	$269,586,045	$(33,740,433)	$235,845,612

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Core Real Estate Fund

Consolidated Statements of Changes in Equity

(Unaudited)

	Common Shares
	Shares Outstanding	Amount	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Equity
Balance as of December 31, 2025	31,146,566	$—	$336,988,380	$(48,091,476)	$288,896,904
Issuance of common shares	5,267,624	—	60,609,663	—	60,609,663
Net income (loss)	—	—	—	(4,727,130)	(4,727,130)
Interest in redeemable non-controlling interest in joint ventures	—	—	—	(685,062)	(685,062)
Interest in redeemable common shares	—	—	—	(44,128)	(44,128)
Repurchases of common shares, net of early repurchase deductions	(1,511,143)	—	(17,469,938)	—	(17,469,938)
Distributions declared on common shares	—	—	—	(9,291,415)	(9,291,415)
Distribution reinvestment	531,175	—	6,095,617	—	6,095,617
Balance as of June 30, 2026	35,434,222	$—	$386,223,722	$(62,839,211)	$323,384,511

	Common Shares
	Shares Outstanding	Amount	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Equity
Balance as of December 31, 2024	19,270,139	$—	$201,829,983	$(22,589,969)	$179,240,014
Issuance of common shares	5,607,927	—	63,392,602	—	63,392,602
Net income (loss)	—	—	—	(4,302,240)	(4,302,240)
Interest in redeemable non-controlling interest in joint ventures	—	—	—	(637,078)	(637,078)
Interest in redeemable common shares	—	—	—	(41,411)	(41,411)
Distributions declared on common shares	—	—	—	(6,169,735)	(6,169,735)
Distribution reinvestment	388,232	—	4,363,460	—	4,363,460
Balance as of June 30, 2025	25,266,298	$—	$269,586,045	$(33,740,433)	$235,845,612

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Core Real Estate Fund

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(4,820,656)	$(4,510,423)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Issuance of redeemable common shares as consideration for management fee	1,844,541	1,147,769
Depreciation and amortization	11,123,460	8,811,981
Realized (gain) loss on investments in real estate securities	1,567	(12,769)
Change in unrealized (gain) loss on real estate securities	(73,024)	14,854
Change in unrealized (gain) loss on real estate debt	22,463	13,373
Change in net unrealized appreciation (depreciation) on swaps	172,729	—
Amortization of straight line rent	(527,605)	(430,439)
Amortization of above and below-market lease intangibles	(805,586)	(765,316)
Amortization of debt (premium)/discount	436,343	436,343
Amortization of debt issuance and deferred financing costs	258,565	214,243
Net accretion of discount (amortization of premium) on real estate debt	(772)	—
Change in assets and liabilities:
Decrease (increase) in other assets	879,256	(435,032)
Decrease (increase) in receivables, net	433,505	—
Increase (decrease) in performance participation allocation payable	—	(2,731,835)
Increase (decrease) in incentive fee payable	(1,087,867)	1,395,672
Increase (decrease) in due to affiliate	—	1,153
Increase (decrease) in management fee payable	146,831	169,005
Increase (decrease) in Bi-lateral OTC swaps, at fair value	1,320	—
Increase (decrease) in deferred revenue	373,912	—
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	2,642,400	976,415
Net cash provided by operating activities	11,021,382	4,294,994
Cash flows from investing activities:
Acquisitions of real estate and related intangibles	(120,937,285)	(24,677,532)
Capital improvements to real estate	(743,967)	(786,848)
Net proceeds (purchases) for money market funds	(22,692,666)	(45,071,645)
Purchase of real estate debt	(7,008,438)	(9,887,882)
Proceeds from repayment of real estate debt	272	—
Purchase of real estate securities	(95,920)	(94,187)
Proceeds from sale of real estate securities	84,145	88,104
Net cash used in investing activities	(151,393,859)	(80,429,990)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Core Real Estate Fund

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Proceeds from issuance of common shares	60,609,663	63,392,602
Proceeds from mortgages payable	95,850,000	13,500,000
Payment of deferred financing costs	(1,133,913)	(286,280)
Repurchases of common shares, net of early repurchase deductions	(7,915,905)	—
Distributions paid	(2,464,103)	(1,087,934)
Distributions paid to non-controlling interest in consolidated joint ventures	(204,500)	(191,000)
Contributions from non-controlling interest in consolidated joint ventures	25,448	20,735
Net cash provided by financing activities	144,766,690	75,348,123
Net increase (decrease) in cash and restricted cash during the period	4,394,213	(786,873)
Cash and restricted cash, beginning of period	5,067,534	6,309,823
Cash and restricted cash, end of period	$9,461,747	$5,522,950
Reconciliation of cash and restricted cash to the Consolidated Balance Sheets, end of period:
Cash	8,515,069	5,186,678
Restricted cash	946,678	336,272
Total cash and restricted cash	$9,461,747	$5,522,950
Supplemental disclosures:
Interest paid on mortgages payable and revolving line of credit	$4,411,819	$1,826,101
Supplemental non-cash financing and investing activities
Accrued capital improvements	$14,814	$196,564
Distribution reinvestments	$6,095,617	$4,363,460
Accrued distributions	$4,905,273	$3,471,522
Accrued repurchases of common shares	$9,554,033	$—

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Core Real Estate Fund

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Business Purpose

Fidelity Core Real Estate Fund, a Maryland statutory trust, (the “Company”) acquires and actively manages a diversified portfolio of stabilized, income-generating real estate assets located in the United States. On February 1, 2023, the Company commenced its ongoing continuous private offering of common shares of beneficial interest (the “Offering”). The Company is offering up to $750 million in common shares of beneficial interest (“common shares”), provided that the Trustee, as defined below, may increase the amount of common shares offered and may terminate the offering at any time. The Company owns all or substantially all of its investments through Fidelity Core Real Estate Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). Fidelity CRET Trustee LLC, a Delaware limited liability company, is the sole trustee (the “Trustee”) of the Company. The Company is externally managed by Fidelity Diversifying Solutions LLC, a Delaware limited liability company and an affiliate of the Trustee (the “Investment Manager” or “FDS”).

Fidelity Service Company, Inc. (the “Administrator” or “FSC”) serves as the Company’s Administrator. FMR LLC (“FMR”) is the parent company of the Trustee, the Investment Manager, and the Administrator. The Company invests in real estate securities and real estate debt to serve as a cash management strategy before investing the Offering proceeds into longer-term real estate assets. All investments are made through the Company’s wholly owned subsidiary FCREF Liquidity Vehicle LLC. The Company has elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “IRC”), commencing with its taxable year ended December 31, 2023. The Company consolidates FCREF TRS LLC, which it has elected to treat as a taxable REIT subsidiary (“TRS”).

Note 2. Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and consolidate the financial statements of the Company and its controlled subsidiaries. All significant intercompany transactions, balances, revenues, and expenses are eliminated upon consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the Company’s financial condition and results of operations for the periods presented.

Principles of Consolidation

The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights. For partially owned entities, such as ownership in an entity through joint venture arrangements (“JV” or “JVs”), the Company must determine whether it has a controlling financial interest. The Company first considers whether the entity is a variable interest entity (“VIE”), and if so, whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has both the power to direct the most significant activities impacting the economic performance of the VIE and the obligation to absorb losses or receive benefits significant to the VIE. If the partially owned entity is not determined to be a VIE, the Company then must consider if it has a controlling financial interest via the voting interest entity model (“VOE”). The Company would have a controlling financial interest if it has the power to control the decisions made in the ordinary course of the entity’s business. If it is determined that the Company is the primary beneficiary of the VIE or has a controlling financial interest via the VOE model, the Company would consolidate the JV entity. See “Note 10. Equity and Redeemable Non-controlling Interest” for a detailed description of the Company’s consolidated JVs and their treatment

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investments in Real Estate, Intangible Assets, and Intangible Liabilities

Investments in real estate, recorded within Investments in Real Estate, Net of Accumulated Depreciation on the Company’s Consolidated Balance Sheets, comprise all tangible assets held by the Company for purposes of earning rental revenue from leases and are recognized at cost less accumulated depreciation. Third party costs related to asset acquisitions are capitalized.

In accordance with the guidance for business combinations, the Company determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, the Company accounts for the transaction as an asset acquisition. All property acquisitions to date have been determined to be and accounted for as asset acquisitions.

Whether the acquisition of a property acquired is considered a business combination or asset acquisition, the Company recognizes the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity as applicable.

Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets and liabilities (including building and improvements, land and land improvements, furniture, fixtures and equipment, above-market leases, below-market leases, in place tenant leases, leasing commissions, and legal and marketing) and allocates the purchase price to the acquired assets and assumed liabilities. The cost of the acquisition is then allocated to the assets acquired and liabilities assumed based on their relative fair values.

Acquired land and land improvements have been valued using a sales comparison approach, identifying recent transactions of similar types in the general market area with appropriate adjustments. Building and site improvements as well as furniture, fixtures, and equipment have been valued at the replacement cost less depreciation. Lease origination costs including legal and marketing costs have been valued using a sales comparison approach. Acquired above-market and below-market leases are recorded at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in place lease and (2) management’s estimate of fair market lease rates for each corresponding in place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases.

Other intangible assets acquired include amounts for in place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.

The Company may also record debt premium or discount on acquired debt if it has been determined that there has been a difference in value between the acquired loan balance and the present value of the contractual debt payments discounted at current rates on the date of acquisition. The unamortized debt premium/discount is recorded as a component of Mortgages Payable, Net on the Company’s Consolidated Balance Sheets and the corresponding amortization is recorded as a component of Interest Expense on the Company’s Consolidated Statements of Operations.

Intangible assets and intangible liabilities are recorded as Intangible Assets, Net and Intangible Liabilities, Net on the Company’s Consolidated Balance Sheets. On the Company’s Consolidated Statements of Operations, the amortization of above or below market leases is recorded as a component of Revenue from Leases, and amortization of all other lease intangibles is recorded as a component of Depreciation and Amortization Expense. Included within the Company’s Intangible Liabilities, Net on the Company's Consolidated Balance Sheets are below-market leases acquired upon acquisition of a property and below-market leases from land rights, representing land subject to long-term ground leases in which the Company owns and holds the land rights. Ground leases generally represent ownership of the land underlying commercial real estate buildings that are net leased by the owner of the land to the owners/operators of the real estate buildings built thereon. Under a ground lease, the tenant is generally responsible for all property operating expenses, such as maintenance, real estate taxes and insurance and is also responsible for development costs and capital expenditures. Ground leases are long-term contracts with base terms typically ranging from 30 to 99 years, often inclusive of tenant renewal options. For the Company, these land rights represent the below market value of the related ground leases. The Company assessed the acquired ground leases to determine if the lease terms were favorable or unfavorable, given market conditions at the acquisition date. As the market rents to be received under the Company’s ground leases were determined to be lower than prevailing market rates, the Company concluded that the ground leases were below market and were therefore required to be recorded as definite lived intangible liabilities on its books.

The Company’s investments in real estate and intangible assets and liabilities are stated at cost and are generally depreciated or amortized on a straight-line basis over the estimated useful lives of the assets and liabilities as follows:

Description	Depreciable Life
Building	30-40 years
Building and site improvements	10 years
Leasehold improvements	Earlier of lease term or 10 years
Furniture, fixtures, and equipment	7 years
Lease intangibles	Remaining lease term
Debt premium/discount	Remaining loan term

Depreciation expense is recorded as a component of Depreciation and Amortization Expense on the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2026, depreciation expense was approximately $3.8 million and $7.1 million, respectively. For the three and six months ended June 30, 2025, depreciation expense was approximately $2.7 million and $5.2 million, respectively. Amortization of above-market and below-market leases is recorded on the Company’s Consolidated Statements of Operations as an adjustment to Revenue from Leases. For the three and six months ended June 30, 2026, amortization of above-market and below-market leases was approximately $0.5 million and $0.8 million, respectively. For the three and six months ended June 30, 2025, amortization of above-market and below-market leases was approximately $0.4 million and $0.8 million, respectively. Amortization of all other intangible assets is recorded as a component of Depreciation and Amortization Expense on the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2026, amortization of all other intangible assets was approximately $2.1 million and $4.0 million, respectively. For the three and six months ended June 30, 2025, amortization of all other intangible assets was approximately $1.8 million and $3.6 million, respectively.

Significant improvements to properties are capitalized. When investments in real estate are sold or retired, their costs and related accumulated depreciation or amortization are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period. Repairs and maintenance are expensed to operations as incurred and are included in property operating expenses on the Company’s Consolidated Statements of Operations.

The Company’s management reviews its real estate properties for indicators of impairment each quarter or when there is an event or change in circumstances, referred to as a triggering event, that indicates the carrying value of an asset is not recoverable.

Upon identification of a triggering event, management will review if the GAAP depreciated cost basis of a real estate investment exceeds the undiscounted cash flows of such real estate investment. If this analysis results in the cost basis exceeding the undiscounted cash flows, the investment could be impaired, and a discounted cash flow analysis is required to determine the fair value of the investment. If the cost basis exceeds the discounted cash flows, the investment is considered impaired, and an impairment loss must be recognized to reduce the GAAP depreciated cost basis to the fair value of the investment. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates, and capital requirements that could differ materially from actual results.

During the periods presented, the Company did not recognize any impairment charges on the Company’s investments in real estate.

Cash

Cash represents cash held in banks and cash on hand. The Company may have bank balances in excess of federally insured amounts. The Company deposits its cash with high credit-quality institutions to minimize credit risk.

Restricted Cash

As of June 30, 2026 and December 31, 2025, Restricted Cash on the Company’s Consolidated Balance Sheets consisted of cash received for tenant security deposits.

Interest Rate Swaps

The Company uses interest rate swaps to manage its exposure to interest rate risk in relation to the Company’s investments and financing transactions. A swap is a contract between two parties to exchange future cash flows at periodic intervals based on a notional principal amount. A bi-lateral over the counter (“OTC”) swap is a transaction between a company and a dealer counterparty where cash flows are exchanged between the two parties for the life of the swap.

The Company recognizes all derivatives as either assets or liabilities in the Consolidated Balance Sheets. When the Company enters into a derivative contract, it may or may not elect to designate the derivative as a hedging instrument and apply hedge accounting as part of its overall risk management strategy. In other situations, when a derivative does not qualify for hedge accounting or when the derivative and the hedged item are both recorded in current period earnings and thus deemed to be economic hedges, hedge accounting is not applied.

Payments are exchanged at specified intervals, accrued daily commencing with the effective date of the contract and recorded as realized gain or (loss). Some swaps may be terminated prior to the effective date and realize a gain or loss upon termination. The net realized gain (loss) and change in net unrealized appreciation (depreciation) on swaps during the period is presented in the Consolidated Statement of Operations. Cash flows from swap payments are included within operating activities in the Consolidated Statement of Cash Flows.

Changes in fair value of interest rate swaps entered into by the Company are presented in net change in unrealized appreciation (depreciation) on swaps. For further details on the Company’s derivative instruments, see “Note 7. Derivative Instruments” of the Company’s Consolidated Financial Statements.

Fair Value Measurements

The fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e. the exit price). The Company uses a hierarchical framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and the state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following levels within the fair value hierarchy:

Level 1 — quoted prices are available in active markets for identical investments as of the investment date. The Company does not adjust the quoted price for these investments.

Level 2 — quoted prices are available in markets that are not active or model inputs are based on inputs that are either directly or indirectly observable as of the investment date.

Level 3 — pricing inputs are unobservable and include instances where there is minimal, if any, market activity for the investment. These inputs require significant judgment or estimation by management or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

Valuation of Financial Instruments Measured at Fair Value

The Company’s investments in money market funds are valued at their closing net asset value (“NAV”) and classified as Level 1. The Company’s investments in real estate securities are recorded at fair value based on the closing price of the common shares as reported by the applicable national securities exchange and are also classified as Level 1. The Company’s investments in real estate debt are reported at fair value. The Company’s investments in real estate debt include commercial mortgage-backed securities (“CMBS”) which are generally classified as Level 2. The Company generally determines the fair value of its CMBS investments by utilizing third party pricing service providers. The Company’s investments in derivative instruments are reported at fair value and include bi-lateral OTC swaps. Swaps are generally categorized as Level 2 in the hierarchy but may be Level 3 depending on the circumstances. Swaps are marked-to-market daily based on valuations from third party pricing services, registered derivatives clearing organizations (clearinghouses) or broker-supplied valuations. These pricing sources may utilize inputs such as interest rate curves, credit spread curves, default possibilities and recovery rates.

In determining the value of a particular investment, the pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The internal models of the pricing service providers typically consider the attributes applicable to a particular class of security (e.g. credit rating or seniority), current market data, estimated cash flows for each class, and incorporate deal collateral performance (e.g. prepayment speeds and default rates), as available.

The following is a summary of the Company’s information about assets and liabilities measured at fair value on a recurring basis. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$54,001,302	$—	$—	$54,001,302
Real estate securities	601,862	—	—	601,862
Real estate debt	—	26,259,726	—	26,259,726
Total Investments	$54,603,164	$26,259,726	$—	$80,862,890
Derivative Instruments:
Liabilities
Swaps	—	174,049	—	174,049
Total Derivative Instruments	$—	$174,049	$—	$174,049

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$31,308,636	$—	$—	$31,308,636
Real estate securities	518,631	—	—	518,631
Real estate debt	—	19,273,251	—	19,273,251
Total Investments	$31,827,267	$19,273,251	$—	$51,100,518

Valuation of Financial Instruments Not Carried at Fair Value

The fair values of short-term financial instruments such as cash, restricted cash, accounts receivable, net, other assets, accounts payable and accrued liabilities, and due to affiliates approximate their carrying value on the accompanying Consolidated Balance Sheets due to their short-term nature.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the Consolidated Balance Sheets:

	June 30, 2026		December 31, 2025
	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value
Mortgages payable⁽¹⁾	$248,956,100	$242,981,552	$153,106,100	$150,686,770
Total	$248,956,100	$242,981,552	$153,106,100	$150,686,770
(1)
As of June 30, 2026, mortgages payable does not include unamortized debt issuance costs of approximately $3.1 million or unamortized debt discount of approximately $3.9 million. As of December 31, 2025, mortgages payable does not include unamortized debt issuance costs of approximately $2.2 million or unamortized debt discount of approximately $4.4 million.

The fair values of the Company’s borrowings are estimated by projecting current debt service payments at the contractual loan terms and discounting them to arrive at a present value using current market interest rates. The Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs and resulting measurement used in determining the fair value of the Company’s borrowings are considered Level 3.

Income Taxes

The Company has elected to be taxed as a REIT under the IRC for U.S. federal income tax purposes. The Company generally will not be subject to federal corporate income tax to the extent it distributes 100% of its taxable income to its shareholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and properties, and federal income and excise taxes on its undistributed income.

The Company has elected to treat one or more of its consolidated subsidiaries as a TRS. In general, a TRS may perform additional services for the Company’s tenants and may engage in any real estate or non-real estate-related business. A TRS is subject to federal, state, and local corporate income tax, as applicable.

The Company and TRS file a U.S. federal tax return, in addition to state and local tax returns as required. The Company’s and TRS’s federal income tax returns are generally subject to examination by the Internal Revenue Service (“IRS”) for a period of three years after they are filed. State and local tax returns may be subject to examination for an additional period of time depending on the jurisdiction.

Investments in Money Market Funds

The Company temporarily sweeps its uninvested cash into short term investment funds. The investment is shown in Investments in Money Market Funds, at Fair Value on the Company’s Consolidated Balance Sheets. Interest earned on short term investment funds is recorded in the current period earnings as a component of Dividend and Interest Income on the Company’s Consolidated Statements of Operations.

Investments in Real Estate Securities

The Company reports its Investments in Real Estate Securities, at Fair Value on its Consolidated Balance Sheets and any changes in fair value are recorded in the current period earnings as a component of either Realized or Unrealized Gain or Loss on Real Estate Securities on the Company’s Consolidated Statements of Operations. When investments in real estate securities are sold, their costs are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period. Dividend income is recorded when declared and the resulting dividend income is recorded as a component of Dividend and Interest Income on the Company’s Consolidated Statements of Operations.

Investments in Real Estate Debt

The Company reports its Investments in Real Estate Debt, at Fair Value on its Consolidated Balance Sheets and any changes in fair value are recorded in the current period earnings as a component of either Realized or Unrealized Gain or Loss on Real Estate Debt on the Company’s Consolidated Statements of Operations. When investments in real estate debt are sold, their costs are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period. Interest income is recorded when earned as a component of Dividend and Interest Income on the Company’s Consolidated Statements of Operations.

Deferred Charges

The Company’s deferred charges relate to financing costs. These costs include legal, brokerage, and other costs incurred by the Company for its financing arrangements. Deferred costs related to mortgage financing are treated as debt issuance costs and are recorded as a component of Mortgages Payable, Net on the Company’s Consolidated Balance Sheets. These costs are amortized on a straight-line basis over the term of the associated debt, which approximates the effective interest method, and recorded within Interest Expense on the Company’s Consolidated Statements of Operations. Unamortized costs would be charged to interest expense upon any early repayment or significant modification of the debt. Deferred costs related to the Company’s revolving line of credit are treated as deferred financing costs and are recorded as a component of Other Assets on the Company’s Consolidated Balance Sheets. These costs are amortized on a straight-line basis over the term of the revolving line of credit, which approximates the effective interest method, and are recorded within Interest Expense on the Company’s Consolidated Statements of Operations.

Redeemable Non-controlling Interest in Consolidated Joint Ventures

The Company evaluates and accounts for non-controlling interest held by third parties in accordance with ASC 480-10. Non-controlling interest represents the portion of equity that the Company does not own in those entities it consolidates and present an unconditional obligation requiring the Company to redeem the interest for cash after a specified or determinable date (or dates) or upon the occurrence of an event that is not solely within the control of the issuer and are determined to be contingently redeemable under this guidance. The interest is included as Redeemable Non-controlling Interest in Consolidated Joint Ventures on the Company’s Consolidated Balance Sheets and classified within the mezzanine section between Total Liabilities and Total Equity. The carrying amount of the Redeemable Non-controlling Interest in Consolidated Joint Ventures will be adjusted at each period end, so that the carrying amount will equal the estimated future redemption value, calculated in accordance with the respective venture agreements, at the redemption date. If the redemption value is lower than the current value of the non-controlling interest on the Company’s Consolidated Balance Sheets, the non-controlling interest will be decreased only to the extent there have been previous accretion adjustments recorded. This is reflected on the Company’s Consolidated Balance Sheets as an adjustment between Accumulated Deficit and Cumulative Distributions and Redeemable Non-controlling Interest in Consolidated Joint Ventures. See “Note 10. Equity and Redeemable Non-controlling Interest” for a detailed description of the Company’s Redeemable Non-controlling Interest in Consolidated Joint Ventures.

Redeemable Common Shares

The Company classifies common shares issued to the Investment Manager as settlement of the management fee as Redeemable Common Shares on the Company’s Consolidated Balance Sheets. The Company determined that this should be classified as redeemable as the Investment Manager has been deemed to have full control over when the shares can be redeemed. The Company issues Redeemable Common Shares at a value equivalent to the cash fee otherwise payable for the period. The carrying amount of the Redeemable Common Shares will be adjusted so that the carrying amount will equal the estimated redemption value at period end. This is reflected on the Company’s Consolidated Balance Sheets as an adjustment between Accumulated Deficit and Cumulative Distributions and Redeemable Common Shares. Redemption value is determined based on the Company’s NAV per share as of the balance sheet date.

Earnings (Loss) Per Share

The Company calculates basic earnings (loss) per share (“EPS”) by dividing net earnings (loss) attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period, including redeemable common shares. As of June 30, 2026 and 2025, the Company has common shares and redeemable common shares. Both shares have the same rights to the Company’s earnings and neither of the shares have any preference rights to dividends to other shares. The Company calculates diluted EPS considering the effect of dilutive instruments, such as unissued common shares payable at the Investment Manager’s election as settlement for management fees, by dividing net income (loss) attributable to common shareholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. For the three and six months ended June 30, 2026 and 2025, respectively, the unissued common shares payable at the Investment Manager's election as settlement for management fees were excluded from the calculation of EPS, as the inclusion of such potential common shares in the calculation would be antidilutive due to the net loss position of the Company, for each period presented.

Revenue Recognition and Receivables

The Company derives revenue pursuant to lease agreements. At the inception of a contract, the Company assesses whether a contract is, or contains, a lease in accordance with ASC 842. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. At the lease inception, the Company determines whether each lease is a sales-type, direct financing, or operating lease. Such classification is based on whether:

•
The lessee gains control of the underlying asset and the lessor therefore relinquishes control to the lessee under certain criteria (sales-type or direct-financing); or
•
All other leases that do not meet the criteria as sales-type or direct financing leases (operating).

The Company’s current leases are classified as operating leases in accordance with relevant accounting guidance.

Revenue from Leases on the Company’s Consolidated Statements of Operations includes lease components such as base rent and parking, and other non-lease components such as common area maintenance, arising from tenant leases at the Company’s properties. The Company has elected to record, as a practical expedient, non-lease components together with lease components due to consistent revenue recognition patterns. For leases of one year or less, rental income is recognized as received. For leases in excess of one year, base rent is recognized on a straight-line basis over the term of the lease, including any rent steps or abatement provisions. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant has the ability to take possession of the leased space. Upon the termination or vacancy of a tenant lease, the associated straight-line rent receivable is written off. The Company also includes tenant reimbursement income in Revenue from Leases that consists of fixed or variable amounts due from tenants for costs related to common area maintenance, real estate taxes, and other recoverable costs included in lease agreements. The Company evaluates its operating leases for collectability as described below.

The Company evaluates the collectability of rental revenue on an individual lease basis. Management exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. For future rents that are not probable of collection, the Company recognizes any such receipts when received. If the Company subsequently determines that it is probable it will collect substantially all of the lessee's remaining lease payments under the lease term, the Company will record a receivable for the accrued rent balance less previous cash receipts. These amounts are recorded as Receivables, net on the Company’s Consolidated Balance Sheets.

Rent payments made in advance of the period in which they are due are recorded as Deferred Revenue on the Company’s Consolidated Balance Sheets.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disclosures in the notes to the financial statements on specified information about certain costs and expenses for each interim and annual reporting period. ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will result in a material impact to the Company's consolidated financial statements.

Note 3. Investments in Real Estate

Investments in real estate consisted of the following:

	June 30, 2026	December 31, 2025
Building and improvements	$370,204,747	$305,828,611
Land and land improvements	149,828,827	101,414,821
Furniture, fixtures, and equipment	2,659,675	2,649,516
Total	522,693,249	409,892,948
Accumulated depreciation	(29,160,732)	(22,046,198)
Investments in real estate, net	$493,532,517	$387,846,750

Acquisitions

The following table details the properties acquired during the six months ended June 30, 2026:

Property Name	Property Type	Acquisition Date	Square Footage	Purchase Price(1)
Vineyard Towne Center	Retail	April 21, 2026	229,948	$69,467,724
Copper Point	Medical Office	June 11, 2026	93,565	$51,469,561
				$120,937,285
(1)
Purchase price is inclusive of acquisition-related costs.

The following table details the properties acquired during the year ended December 31, 2025:

Property Name	Property Type	Acquisition Date	Square Footage	Purchase Price(1)
Independence Square	Retail	March 27, 2025	140,218	$24,677,532
3200 Washington	Multifamily	July 29, 2025	62,727	37,965,264
85 Exchange	Industrial	November 12, 2025	198,400	37,909,305
Gold Star Crossing	Retail	December 22, 2025	66,682	31,542,815
				$132,094,916
(1)
Purchase price is inclusive of acquisition-related costs.

The following table summarizes the allocation of the total cost for the properties acquired during the six months ended June 30, 2026 and the year ended December 31, 2025:

	June 30, 2026	December 31, 2025
Building and building improvements	$63,932,386	$87,015,002
Land and land improvements	48,380,741	37,505,006
In place tenant leases	9,457,797	7,731,288
Leasing commissions	3,337,891	1,899,615
Above-market leases	779,522	1,167,912
Furniture, fixtures and equipment	—	957,229
Legal and marketing	238,460	143,233
Below-market leases	(5,189,512)	(4,324,369)
Total purchase price⁽¹⁾	$120,937,285	$132,094,916
(1)
Purchase price is inclusive of acquisition-related costs.

Note 4. Intangibles

When a new property is acquired, the Company assesses the fair value of all acquired intangible assets and liabilities including in place tenant leases, leasing commissions, above and below market leases, and legal and marketing. The value of these intangible assets and liabilities are recorded as components of Intangible Assets, Net and Intangible Liabilities, Net on the Company’s Consolidated Balance Sheets.

As of June 30, 2026 and December 31, 2025, the gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities were:

	June 30, 2026
	Gross	Accumulated Amortization	Net
Intangible assets:
In place tenant leases	$40,979,364	$(14,693,472)	$26,285,892
Leasing commissions	12,117,589	(2,929,573)	9,188,016
Above-market leases	3,063,561	(670,928)	2,392,633
Legal and marketing	602,104	(149,452)	452,652
Total intangible assets	$56,762,618	$(18,443,425)	$38,319,193
Intangible liabilities:
Below-market leases	$27,452,161	$(3,989,287)	$23,462,874
Total intangible liabilities	$27,452,161	$(3,989,287)	$23,462,874

	December 31, 2025
	Gross	Accumulated Amortization	Net
Intangible assets:
In place tenant leases	$31,521,566	$(11,433,033)	$20,088,533
Leasing commissions	8,662,163	(2,223,512)	6,438,651
Above-market leases	2,284,038	(464,524)	1,819,514
Legal and marketing	363,644	(107,024)	256,620
Total intangible assets	$42,831,411	$(14,228,093)	$28,603,318
Intangible liabilities:
Below-market leases	$22,262,649	$(2,977,297)	$19,285,352
Total intangible liabilities	$22,262,649	$(2,977,297)	$19,285,352

As of June 30, 2026, the estimated future amortization on the Company’s in place tenant leases, leasing commissions, above-market leases, and legal and marketing for each of the next five years and thereafter is as follows:

	In Place Tenant Leases	Leasing Commissions	Above-market Leases	Legal and Marketing
2026 (remaining)	$2,714,047	$783,133	$201,852	$48,075
2027	4,351,258	1,381,490	356,940	82,045
2028	3,616,271	1,226,374	344,211	66,714
2029	2,859,854	1,021,164	321,376	50,531
2030	2,525,732	933,453	313,108	40,527
2031	2,189,320	781,502	205,104	36,608
Thereafter	8,029,410	3,060,900	650,042	128,152
	$26,285,892	$9,188,016	$2,392,633	$452,652

As of June 30, 2026, the estimated future amortization on the Company’s below-market leases for each of the next five years and thereafter is as follows:

Below-market Leases
2026 (remaining)	$(1,131,723)
2027	(2,023,985)
2028	(1,826,014)
2029	(1,621,454)
2030	(1,551,285)
2031	(1,530,458)
Thereafter	(13,777,955)
$(23,462,874)

The remaining weighted-average amortization period for intangible assets and liabilities acquired in connection with the Company’s acquisitions during the six months ended June 30, 2026 is 11.00 years. This includes a weighted average amortization period of 10.05 years for in place tenant leases, 11.33 years for leasing commissions, 13.04 years for above-market leases, 12.31 years for below-market leases, and 9.23 years for legal and marketing.

Note 5. Investments in Real Estate Securities, at Fair Value

As of June 30, 2026 and December 31, 2025, the Company’s investments in real estate securities consisted of shares of common stock of publicly listed REITs. Investments in real estate securities are valued using the policies and procedures outlined in “Note 2. Significant Accounting Policies.”

The following table summarizes the investments in real estate securities, at fair value:

	June 30, 2026	December 31, 2025
Cost	$493,936	$483,728
Unrealized gain (loss)	107,926	34,903
Investments in real estate securities, at fair value	$601,862	$518,631

Note 6. Investments in Real Estate Debt, at Fair Value

As of June 30, 2026 and December 31, 2025, the Company’s investment in real estate debt consisted of CMBS. Investments in real estate debt are valued using the policies and procedures outlined in “Note 2. Significant Accounting Policies.”

The following tables detail the Company’s investments in real estate debt as of June 30, 2026:

Type of Security	Weighted Average Coupon	Weighted Average Maturity Date	Face Amount	Amortized Cost Basis	Fair Value
CMBS	6.5%	October 27, 2039	$26,284,713	$26,282,189	$26,259,726
Total investments in real estate debt	6.5%	October 27, 2039	$26,284,713	$26,282,189	$26,259,726

The following tables detail the Company’s investments in real estate debt as of December 31, 2025:

Type of Security	Weighted Average Coupon	Weighted Average Maturity Date	Face Amount	Amortized Cost Basis	Fair Value
CMBS	6.8%	August 24, 2039	$19,284,985	$19,286,875	$19,273,251
Total investments in real estate debt	6.8%	August 24, 2039	$19,284,985	$19,286,875	$19,273,251

The following table summarizes the Company’s investments in real estate debt, at fair value:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Beginning balance	$19,273,251	$—
Additions	7,008,438	25,142,288
Repayments	(272)	(5,855,031)
Premium amortization (discount accretion)	772	(382)
Change in unrealized gain (loss)	(22,463)	(13,624)
Ending balance	$26,259,726	$19,273,251

Note 7. Derivative Instruments

Risk Exposures and the Use of Derivative Instruments

Derivatives were used to manage exposure to the following risk(s):

•
Interest Rate Risk – Interest rate risk stems from the mismatch of fixed-rate liabilities and floating-rate assets causing cash flows variability due to changes in market interest rates.

The Company is also exposed to additional risks from investing in derivatives, such as liquidity risk and counterparty credit risk. Liquidity risk is the risk that a company will be unable to close out the derivative in the open market in a timely manner. Counterparty credit risk is the risk that the counterparty will not be able to fulfill its obligation to a company. Derivative counterparty credit risk is managed through formal evaluation of the creditworthiness of potential counterparties.

Investing in derivatives may involve greater risks than investing in the underlying assets directly and, to varying degrees, may involve risk of loss in excess of any initial investment and collateral received and amounts recognized on the Company’s Consolidated Balance Sheets. In addition, there may be the risk that the change in value of the derivative contract does not correspond to the change in value of the underlying instrument.

Interest Rate Contracts

Certain of the Company’s transactions expose the Company to interest rate risks, which include exposure to variable interest rates on certain loans secured by the Company’s real estate. The Company uses derivative financial instruments, which include interest rate swaps, and may also include options, floors, and other interest rate derivative contracts, to limit the Company’s exposure to the future variability of interest rates.

The following table details the Company’s outstanding interest rate derivatives as of June 30, 2026:

	June 30, 2026
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Interest rate swaps - property debt	1	$26,675,000	4.008%	SOFR	5
Total derivatives not designated as hedging instruments		$26,675,000

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Swaps

The following table, which reflects the impacts of derivatives on the financial performance, is a summary of the net realized gain (loss) and net change in unrealized appreciation (depreciation) on swaps for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
Primary Risk Exposure/ Derivative Type	Net Realized Gain (Loss)	Change in Net Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Change in Net Unrealized Appreciation (Depreciation)
Interest Rate Risk
Interest rate swaps - property debt	$(1,320)	$(172,729)	$(1,320)	$(172,729)
Total Interest Rate Risk	$(1,320)	$(172,729)	$(1,320)	$(172,729)

The following table is a summary of the Company’s value of derivative instruments by primary risk exposure as of June 30, 2026:

	Fair Value of Derivatives Position(1)
	June 30, 2026
Primary Risk Exposure/ Derivative Type	Value
Interest Rate Risk	Asset	Liability
Interest rate swaps - property debt	$—	$(174,049)
Total derivatives not designated as hedging instruments	$—	$(174,049)
(1)
Included in bi-lateral OTC swaps, at value in a liability position, in the Company's Consolidated Balance Sheets.

The Company’s volume of activity in interest rate swaps is represented by the average monthly notional amount, which was approximately $4.4 million for the six months ended June 30, 2026. The Company did not have any derivative activity in 2025.

On certain OTC derivatives such as bi-lateral swaps, the Company attempts to reduce its exposure to counterparty credit risk by entering into an International Swaps and Derivatives Association, Inc. (ISDA) Master Agreement with each of its counterparties. The ISDA Master Agreement gives the Company the right to terminate all transactions traded under such agreement upon the deterioration in the credit quality of the counterparty beyond specified levels. The ISDA Master Agreement gives each party the right, upon an event of default by the other party or a termination of the agreement, to close out all transactions traded under such agreement and to net amounts owed under each transaction to one net payable by one party to the other.

As of June 30, 2026, the Company was in a net liability position of approximately $0.2 million with one counterparty. Bi-lateral swap derivative transactions are secured by rights to non-financial collateral, such as real property. The Company did not have any derivative activity in 2025.

Note 8. Debt

Mortgages Payable, Net

The following table details the mortgages obtained by the Company on the following properties:

			Principal Balance Outstanding as of
Property	Interest Rate	Maturity Date	June 30, 2026	December 31, 2025
Fixed rate loans:
Creekstone	5.73%	May 1, 2029	$10,350,000	$10,350,000
Sylva on Main	5.08%	December 1, 2029	16,500,000	16,500,000
Millside at Heritage Park	5.25%	February 3, 2030	7,987,500	7,987,500
Northmark Commerce Center	6.59%	January 1, 2031	12,250,000	12,250,000
Trails at Silverdale	3.28%	January 5, 2031	32,615,100	32,615,100
Riverway Plaza	5.95%	July 1, 2031	12,732,500	12,732,500
Independence Square	5.96%	June 1, 2032	13,500,000	13,500,000
Vineyard Towne Center	5.32%	June 1, 2032	34,800,000	—
Gold Star	5.46%	February 26, 2033	15,500,000	—
Chandler Crossroads I	5.19%	April 1, 2033	6,660,000	6,660,000
Chandler Crossroads II	5.19%	April 1, 2033	9,400,000	9,400,000
Thurmon Tanner Logistics Center A	5.80%	September 30, 2033	31,111,000	31,111,000
85 Exchange	5.17%	May 1, 2036	18,875,000	—
Total fixed rate loans			222,281,100	153,106,100
Variable rate loans⁽¹⁾:
Copper Point	SOFR + 1.63%(2)	June 26, 2031	26,675,000	—
Total variable rate loans			26,675,000	—
Total mortgages payable			248,956,100	153,106,100
Debt mark-to-market, net			(3,929,992)	(4,366,335)
Deferred financing costs, net			(3,081,515)	(2,204,684)
Mortgages payable, net			$241,944,593	$146,535,081
(1)
For variable rate loans, the Company’s average outstanding debt and weighted average interest rate paid for the three and six months ended June 30, 2026, were approximately $8.9 million and 0.29%, respectively, and $4.4 million and 0.15%, respectively. The Company’s weighted average interest rate as of June 30, 2026, was 5.28%.
(2)
Represents a spread over the relevant floating benchmark rates. As of June 30, 2026, the Company had an outstanding interest rate swap to mitigate its exposure to potential future interest rate increases under the floating-rate debt. Total weighted average interest rate does not include the impact of derivatives. For additional details on the Company’s interest rate swaps see “Note 7. Derivative Instruments.”

As of June 30, 2026 and December 31, 2025, the Company was in compliance with all loan covenants related to its mortgage agreements.

Revolving Line of Credit

The following table details the Company’s revolving credit facility:

			Principal Outstanding Balance as of
Interest Rate	Maturity Date⁽²⁾	Maximum Facility Size⁽³⁾	June 30, 2026	December 31, 2025
3M Term SOFR + applicable margin⁽¹⁾	March 18, 2029	$50,000,000	$—	$—
US 3M + applicable margin⁽⁴⁾	January 27, 2026⁽⁵⁾	$50,000,000	$—	$—
(1)
The term 3M Term SOFR refers to the Three-Month forward-looking term Secured Overnight Financing Rate (“SOFR”) in effect two trading days, as defined by the Securities Industry and Financial Markets Association, prior to the commencement of the applicable interest period. The applicable margin is equal to 1.75%.
(2)
Represents the ultimate maturity date of the agreement. Each draw is due within 180 days.
(3)
This revolving credit facility is from a related party lender, as discussed in “Note 12. Related Party Transactions.”
(4)
The term US 3M refers to the Three-Month Treasury Bill rate in effect on the last day of the prior quarter from the applicable Borrowing Date, and resets quarterly. The applicable margin is equal to 1.75%. The interest rate was 5.77% as of December 31, 2025.
(5)
The Company’s revolving line of credit agreement with FMR LLC, which matured on January 27, 2026, was extended under the existing terms until it was amended effective March 18, 2026.

For additional details on the Company’s revolving credit facility see “Note 12. Related Party Transactions.”

The following table presents the future principal payments due in each of the next five years and thereafter under the Company’s outstanding borrowings as of June 30, 2026:

Years	Revolving Line of Credit	Mortgages Payable	Total
2026 (remaining)	$—	$—	$—
2027	—	—	—
2028	—	—	—
2029	—	26,850,000	26,850,000
2030	—	7,987,500	7,987,500
2031	—	84,272,600	84,272,600
Thereafter	—	129,846,000	129,846,000
Total	$—	$248,956,100	$248,956,100

Note 9. Leases

The Company’s real estate properties are leased to tenants under operating lease agreements that expire on various dates. The Company recognizes rental revenue on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. Tenants have the option to extend or terminate certain leases at their discretion per the terms of their contract and also have termination options that may result in additional fees due to the Company. In the instance of the Company’s ground leases, the leases are non-cancelable and contain renewal options.

The following table details the components of revenue from leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed lease payments	$9,443,739	$6,550,788	$17,785,679	$12,569,990
Variable lease payments	1,744,271	1,341,794	3,236,226	2,435,743
Revenue from leases	$11,188,010	$7,892,582	$21,021,905	$15,005,733

Aggregate minimum annual fixed base rental payments for real estate investments owned by the Company through the non-cancelable leases with terms longer than one year as of June 30, 2026 are as follows:

Year	Future Minimum Rents
2026 (remaining)	$14,698,167
2027	28,178,520
2028	26,643,471
2029	24,178,157
2030	22,649,752
2031	18,912,521
Thereafter	57,002,618
Total	$192,263,206

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts or contractual increases as defined in the lease agreement. These contractual contingent rentals and rental increases that are not fixed are not included in the table above.

Certain of the Company’s investments in real estate are subject to ground leases in which the Company holds the land rights. The Company’s ground leases are classified as operating leases based on the characteristics of each lease. As of June 30, 2026 and December 31, 2025, the Company had seven ground leases classified as operating leases. Each of the Company’s ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases.

The percentage of total revenue attributable to tenants accounting for 10% or more of total revenue, and the corresponding percentage of accounts receivable, are as follows:

			Percentage of Total Revenue
			Three Months Ended June 30,		Six Months Ended June 30,
Property	Tenant	Weighted Average Lease Term Remaining	2026	2025	2026	2025
Thurmon Tanner	Tenant 1	7.2	11%	16%	11%	16%
Total		7.2	11%	16%	11%	16%

			Percentage of Total Accounts Receivable
Property	Tenant	Weighted Average Lease Term Remaining	June 30, 2026	December 31, 2025
Thurmon Tanner	Tenant 1	7.2	50%	46%
Total		7.2	50%	46%

The loss of this tenant could have a material adverse effect on the Company’s financial condition and results of operations.

Note 10. Equity and Redeemable Non-controlling Interest

The Company is authorized to issue an unlimited amount of shares at the current NAV per share value.

Share Repurchase Plan

The Company has adopted a share repurchase plan whereby, following the third anniversary of the initial closing held on February 1, 2023 (the “Lock-Out Period”), shareholders may request that the Company repurchase all or a portion of their shares on a quarterly basis. At the discretion of the Trustee, the Company has commenced the share repurchase plan effective as of February 1, 2026. Prior to the commencement of the share repurchase plan, exceptions to the Lock-Out Period could be granted in certain limited circumstances in the Trustee’s sole discretion.

Shares will be repurchased pursuant to the share repurchase plan as of the last calendar day of each quarter (a “Repurchase Date") at a repurchase price equal to the transaction price applicable to such Repurchase Date (which will generally be equal to the most recently determined NAV per share as of the Repurchase Date); provided, however, that any shares that have been held for less than 12 months will be repurchased at a price equal to 98% of the applicable transaction price (the “Early Repurchase Deduction”). The Company is not obligated to repurchase any shares pursuant to the share repurchase plan and may choose to repurchase only some, or none, of the shares that have been requested to be repurchased in any quarter at the Trustee’s sole discretion. In addition, the aggregate NAV of total repurchases of shares in a quarter will be limited to no more than 5.0% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding three months). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

The following table summarizes the share repurchases completed during the six months ended June 30, 2026:

Repurchase Date	Total Number of Shares Repurchased⁽¹⁾	Price Paid per Share	Total Amount of the Repurchase, Net⁽²⁾⁽³⁾	Repurchases as a Percentage of NAV⁽⁴⁾	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program⁽⁵⁾
March 2026	687,973	$11.57	$7,915,905	2.1%	687,973	—
June 2026	823,170	11.61	9,554,033	2.3%	823,170	—
	1,511,143	$11.56	$17,469,938	4.4%	1,511,143	—
(1)
Repurchases are limited under the share repurchase plan as described above.
(2)
Share repurchases were funded from sources permitted under the Company’s share repurchase plan.
(3)
Amount shown net of Early Repurchase Deduction.
(4)
Represents aggregate NAV of the shares repurchased under the Company’s Share Repurchase Plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(5)
All repurchase requests under the Company’s share repurchase plan were satisfied.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the IRC. Accrued distributions are included in Distributions Payable on the Company’s Consolidated Balance Sheets.

The following tables detail the Company’s distributions for the six months ended June 30, 2026:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 30, 2026	March 31, 2026	April 20, 2026	$0.1314	$4,386,142
June 29, 2026	June 30, 2026	July 22, 2026	0.1361	4,905,273
			$0.2675	$9,291,415

The following tables detail the Company’s distributions for the six months ended June 30, 2025:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 28, 2025	March 31, 2025	April 28, 2025	$0.1218	$2,698,213
June 27, 2025	June 30, 2025	July 25, 2025	0.1357	3,471,522
			$0.2575	$6,169,735

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan (“DRIP”) whereby shareholders shall have the cash distributions otherwise payable to them by the Company automatically reinvested in additional shares unless they elect to receive such distributions in cash. Any cash distributions attributable to the shares owned by participants who elect into the DRIP will be reinvested effective the first of the month following the declaration date in additional shares on behalf of the participants. The per share purchase price for shares purchased pursuant to the DRIP will be equal to the most recently determined NAV per share at the time the distribution is payable. Shares acquired under the DRIP will entitle the participant to the same rights and be treated in the same manner as shares purchased in the Offering.

Redeemable Non-controlling Interest in Consolidated Joint Ventures

On November 2, 2023, the Company acquired the Trails at Silverdale property through the establishment of a JV. On September 12, 2024, the Company acquired the Sylva on Main property through the establishment of a separate JV. The Company’s JV partners have a right to require the Company to repurchase their interest in the JVs at a defined price any time after a five-year lockout period from the date of purchase. Therefore, the non-controlling partners’ shares of the assets, liabilities and operations of the JVs are included in Redeemable Non-controlling Interest in Consolidated Joint Ventures on the Company’s Consolidated Balance Sheets and reported as mezzanine equity of the Company. The interests of the non-controlling partners are generally calculated as the JV partners’ ownership percentages of the JVs. The arrangements provide the JV partners a profit interest based on agreed upon internal rate of return hurdles being achieved. Any profit interest due to the JV partners is reported within Redeemable Non-controlling Interest in Consolidated Joint Ventures on the Company’s Consolidated Balance Sheets.

The Redeemable Non-controlling Interest in Consolidated Joint Ventures is recorded at the greater of the carrying amount (adjusted for the JV’s share of the allocation of income or loss and distributions) or the redemption value (which is based on fair value) of such interest at the end of each measurement period. The redemption value is determined as of the period-end date based on the JV’s NAV. NAV is equivalent to GAAP equity adjusted for unrealized real estate appreciation, accumulated depreciation and amortization, and straight-line rent adjustments. For purposes of determining the Company’s NAV, the fair value of investments in real estate is determined based on a combination of valuations provided by a third party valuation firm and property appraisals performed externally by third party appraisal firms.

The redemption values of the JVs were greater than the adjusted carrying values for the six months ended June 30, 2026, as such an adjustment of approximately $0.7 million was recorded to Redeemable Non-controlling Interest in Consolidated Joint Ventures on the Company’s Consolidated Balance Sheet. The redemption values of the JVs were greater than the adjusted carrying values for the year ended December 31, 2025, as such an adjustment of approximately $1.8 million was recorded to Redeemable Non-controlling Interest in Consolidated Joint Ventures on the Company’s Consolidated Balance Sheet.

The following table details the changes in Redeemable Non-controlling Interest in Consolidated Joint Ventures:

	Six Months Ended	Year Ended
	June 30, 2026	December 31, 2025
Beginning balance	$6,660,132	$5,585,486
Net income (loss) attributed to redeemable non-controlling interest	(93,526)	(396,079)
Contributions	25,448	73,366
Distributions	(204,500)	(365,500)
Redemption value adjustment	685,062	1,762,859
Ending balance	$7,072,616	$6,660,132

Note 11. Segment Reporting

The Company currently operates as one segment, which is also its sole reportable segment. The Company’s chief operating decision maker (“CODM”) is a group consisting of its Lead- and Co-Portfolio Managers. The accounting policies of the Company’s single reportable segment are consistent with those in its summary of significant accounting policies outlined in “Note 2. Significant Accounting Policies.”

The Company generates its revenue primarily from acquiring and actively managing a diversified portfolio of stabilized, income-generating real estate assets located in the United States. The CODM evaluates the performance of real estate assets with the other real estate-related debt and real estate securities investments held. Additionally, the Company seeks to enhance returns on equity by utilizing leverage, and generally finance the real estate assets acquired with leverage obtained through a variety of sources, including mortgages obtained on select properties acquired and a revolving credit facility. The CODM evaluates performance and allocates resources based on net income (loss) and total assets, as reported on the Company’s Consolidated Statements of Operations and Balance Sheets. The Company’s net income (loss) is primarily derived through the difference between the revenue earned from leases and the expenses incurred to acquire and manage the real estate assets. Accordingly, depreciation and amortization and rental property operating expenses, which are already separately reported on the Company’s Consolidated Statements of Operations, are the most significant segment expenses.

The CODM uses net income (loss) to make key operating decisions, such as identifying attractive investment opportunities, evaluating the performance of investments in real estate assets held, determining the appropriate level of leverage to enhance returns on equity and deciding on the sources of financing.

Note 12. Related Party Transactions

Management Fee

The Company pays the Investment Manager a management fee equal to 1% of the NAV per year, payable quarterly in arrears. This fee is offset by any non-permitted affiliate fees incurred.

The management fee may be paid, at the Investment Manager’s election, in either (i) cash or (ii) shares with an aggregate value equivalent to the cash fee otherwise payable. To the extent the Investment Manager elects cash, the Company may fund the payment from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales of Shares or Operating Partnership units).

For the three and six months ended June 30, 2026, the Investment Manager elected to receive the management fee in shares which amounted to approximately $1.0 million and $2.0 million, respectively. For the three and six months ended June 30, 2025, the Investment Manager elected to receive the management fee in shares which amounted to approximately $0.7 million and $1.3 million, respectively. Shares are settled at the prevailing NAV of the subscription period. These shares are recorded as redeemable common shares on the Company’s Consolidated Balance Sheets.

The following table summarizes changes in redeemable common shares for the six months ended June 30, 2026 and year ended December 31, 2025:

	Shares Outstanding	Redeemable Common Shares
Balance as of December 31, 2024	214,513	$2,405,418
Issuance of redeemable common shares	233,000	2,653,447
Adjustment to carrying value of common shares	—	68,240
Balance as of December 31, 2025	447,513	$5,127,105
Issuance of redeemable common shares	159,950	1,844,541
Adjustment to carrying value of common shares	—	44,128
Balance as of June 30, 2026	607,463	$7,015,774

Performance Participation Allocation and Incentive Fee

Through December 31, 2024, the Special Limited Partner (“SLP”), Fidelity CRET LP, an affiliated entity of the Investment Manager and the Trustee, held a performance participation interest in the Operating Partnership that entitled the SLP to receive an allocation from the Operating Partnership equal to 12.5% of the total return (sum of all distributions plus change in aggregate NAV for the period). Per the terms of the agreement, the SLP was entitled to start receiving this allocation once the shareholders had received a 5% return, including recovering any loss carryforward. The allocation continued until the total allocation between the SLP and the shareholders was 12.5% and 87.5%, respectively. Such allocation was made and paid annually and accrued monthly. The performance participation allocation could be paid, at the SLP’s election, in either (i) cash or (ii) Operating Partnership units with an aggregate value equivalent to the cash fee otherwise payable. For the year ended December 31, 2024, the SLP elected to receive $10,000 of the performance participation allocation in Operating Partnership units and the remainder of their allocation in cash.

Effective January 1, 2025, the Company amended the performance participation allocation described above to change the nature of the performance participation from an allocation to an incentive fee. With this amendment, the incentive fee is payable to the Investment Manager and is no longer an allocation to the SLP. The incentive fee is calculated in a consistent manner as the previous performance participation allocation as disclosed above. Such fee accrues monthly and is paid annually. The fee can be paid, at the Investment Manager’s election, in either (i) cash or (ii) Operating Partnership units with an aggregate value equivalent to the cash fee otherwise payable. To the extent the Investment Manager elects cash, the Company may fund the payment from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales of Shares or Operating Partnership units).

For the three and six months ended June 30, 2026, incentive fees were approximately $1.0 million and $1.8 million, respectively, which are included in Incentive Fee on the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2025, incentive fees were approximately $0.9 million and $1.4 million, respectively, which are included in Incentive Fee on the Company’s Consolidated Statements of Operations.

Expense Limitation

The Investment Manager and the Trustee agreed to waive reimbursement from the Company, or to reimburse the Company for, any operating expenses to the extent necessary to ensure that the cumulative Company operating expenses do not, as of the last day of any calendar year, exceed an amount equal to 0.40% of the average monthly NAV (as calculated as of the last calendar day of each month) for the calendar year.

The limitation on operating expenses automatically terminated upon the earlier to occur of (i) the two-year anniversary of the date of the Initial Closing (February 1, 2023) or (ii) the date that the NAV has been at least $200 million for two consecutive complete fiscal quarters. The expense limitation was terminated on February 1, 2025. For the six months ended June 30, 2025, no expense limitation was recognized prior to the termination.

Revolving Line of Credit

Through March 18, 2026, the Company held a revolving line of credit agreement with FMR LLC, the parent company of the Trustee and the Investment Manager. The revolving line of credit included a $50 million commitment and the interest rate on each draw was equal to the Three-Month Treasury Bill rate plus a 1.75% margin. The maturity date of the agreement was January 27, 2026, but was subsequently extended under the existing terms until it was amended effective March 18, 2026.

Effective March 18, 2026, the Company amended its revolving line of credit agreement with FMR LLC. The revolving line of credit includes a $50 million commitment and the interest rate on each draw is equal to the three-month term SOFR plus a 1.75% margin. The Company will also pay an annual facility fee in the amount of 0.15% of the total commitment as well as an undrawn commitment fee of 0.15% of any undrawn amount, which are included in Interest Expense on the Company’s Consolidated Statements of Operations. The maturity date of the agreement is March 18, 2029. The maturity date shall be extended automatically for one three-year period unless either FMR LLC or the Company states that they do not intend to extend the agreement 30 days before the then-current maturity date.

Pricing and Bookkeeping Fees

The Company pays the Administrator an administrative fee equal to a percentage of NAV on a tiered basis:

Net Asset Value	Rate
Up to $200 million	0.08%
Greater than $200 million to $400 million	0.07%
Greater than $400 million	0.06%

The Company records these costs as a component of General and Administrative Expenses on the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2026, the Company incurred approximately $0.1 million and $0.1 million in pricing and bookkeeping fees, respectively. For the three and six months ended June 30, 2025, the Company incurred approximately $0.05 million and $0.1 million in pricing and bookkeeping fees, respectively.

Affiliate Ownership

As of June 30, 2026 and December 31, 2025, affiliates of the Investment Manager held 3,134,878 shares (8.70% of total shares outstanding) and 1,631,356 shares (5.16% of total shares outstanding), respectively, of the Company’s common shares.

Note 13. Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of June 30, 2026 and December 31, 2025, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

Note 14. Subsequent Events

In preparation of these consolidated financial statements, the Company has evaluated the events and transactions subsequent to June 30, 2026, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References herein to the “Company,” “Fidelity Core Real Estate Fund,” “we,” or “our” refer to Fidelity Core Real Estate Fund together with its consolidated subsidiaries, including the Operating Partnership, unless the context specifically requires otherwise.

The following discussion and analysis of the Company’s financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, the Company’s unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. The Company’s actual results could differ materially from those discussed in these forward-looking statements.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws about the Company’s business, including, in particular, statements about its plans, strategies and objectives. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identified” or other similar words or the negatives thereof. These may include financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance and statements regarding identified but not yet closed acquisitions or other investments. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors identified in this Quarterly Report and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or the Company’s other filings). Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

The Company invests primarily in stabilized, income-generating real estate assets located in the United States. The Company also, to a lesser extent, invests in real estate debt investments and securities. The Company owns all or substantially all of its investments through the Operating Partnership. The Company is externally managed by the Investment Manager. The Company currently operates its business as one reportable segment.

The Company has elected to be taxed as a REIT under the IRC, commencing with its taxable year ended December 31, 2023. REITs generally will not be subject to U.S. federal income taxes on taxable income to the extent they annually distribute all of their net taxable income to shareholders and maintain their qualification as a REIT. As of June 30, 2026, the Company had received cumulative proceeds of $404.3 million from the sale of 37.0 million shares in the Company’s continuous private offering, inclusive of DRIP proceeds. The Company contributed the net proceeds from the sale of shares to the Operating Partnership in exchange for a corresponding number of Operating Partnership units. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes as further described below under “Investment Portfolio.” The Company intends to continue selling shares on a monthly basis through its continuous private offering.

Q2 2026 Highlights

Operating Results

For the three months ended June 30, 2026, the Company declared quarterly distributions totaling approximately $4.9 million. The details of the average annualized distribution rates and total net returns as of June 30, 2026, are shown in the following table:

Average Annualized Distribution Rate(1)	4.7%
Year-to-Date Total Return(2)	3.2%
Inception-to-Date Total Return(2)	9.0%
(1)
The annualized distribution rate is calculated by averaging each of the quarters’ annualized distribution, divided by the prior quarter’s NAV, which is inclusive of all fees and expenses. The Company believes the annualized distribution rate is a useful measure of the Company’s overall investment performance.
(2)
Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period, and assumes any distributions are reinvested under the DRIP. Total return for periods greater than one year are annualized. The Company believes total return is a useful measure of its overall investment performance.

Investments

•
During the three months ended June 30, 2026, the Company acquired two additional real estate investments for an aggregate net purchase price of $120.9 million, inclusive of acquisition-related costs.

Capital Activity

•
During the three months ended June 30, 2026, the Company raised $36.1 million from the sale of shares exclusive of the DRIP.
•
During the three months ended June 30, 2026, the Company repurchased $9.6 million of the Company’s common shares from investors.

Current Portfolio

•
The Company’s portfolio as of June 30, 2026, based on the gross asset value of its investments, consisted of investments in real estate 96%, investments in real estate debt 4%, and investments in real estate securities, which is less than 1% of the Company's total portfolio. Gross asset value is measured as the fair value of the Company’s real estate and other investments, net of non-controlling interests in joint ventures.
•
The Company’s total real estate portfolio, including wholly owned property investments and the Company’s share of property investments held through joint ventures, based on fair value as of June 30, 2026, consisted of Industrial 32%, Retail 38%, Residential 17%, and Medical Office 13%, and was concentrated in the following U.S. regions: West 47%, East 32% and South 21%.
•
The Company’s investments in real estate debt as of June 30, 2026, consisted of CMBS. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt” below.

Investment Portfolio

Portfolio Summary

The following chart allocates the Company’s investments in real estate and real estate debt based on fair value as of June 30, 2026:

Investment Allocation(1)
4%
96%
Real Estate
Real Estate Debt

The following charts further describe the diversification of the Company’s investments in real estate based on fair value as of June 30, 2026:

Property Type[2]

13%
32%
17%
38%
Industrial
Retail
Residential
Medical Office

(1)
Real estate investments include wholly owned property investments and the Company’s share of property investments held through joint ventures. Real estate debt includes the Company’s investments in CMBS.
(2)
Property type weighting is measured as the asset value of real estate investments for each sector category divided by the asset value of all real estate investments, excluding the value of any third party interests in such real estate investments.
(3)
Property regions represent regions as defined by the National Council of Real Estate Investment Fiduciaries (“NCREIF”) and the weighting is measured as the asset value of real estate properties for each regional category divided by the asset value of all real estate properties, excluding the value of any third party interests in such real estate properties.

Investments in Real Estate

The following table provides a summary of the Company’s portfolio by property type as of June 30, 2026:

						Property Type Revenue(3)
Property	Number of	Sq. Feet /		Occupancy	Gross Asset	For the six months ended June 30,
Type	Properties	Units		Rate(1)	Value(2)	2026	2025
Industrial	5	1,096,320	sq. ft.	100%	190,200,000	6,629,763	5,313,821
Retail	5	913,131	sq. ft.	98%	223,805,000	8,933,947	5,831,431
Residential	3	213	units	92%	99,802,500	3,588,448	2,257,625
Medical Office	2	153,757	sq. ft.	100%	73,232,661	1,377,833	1,116,339
Total	15				587,040,161	20,529,991	14,519,216
(1)
The occupancy rate for the Company’s Industrial, Retail, and Medical Office investments is defined as all leased square footage divided by the total available square footage as of June 30, 2026. The occupancy rate for the Company’s Residential investments is defined as the number of leased units divided by the total unit count as of June 30, 2026.
(2)
Based on fair value as of June 30, 2026, net of non-controlling interests in joint ventures.
(3)
Property type revenue is determined in accordance with GAAP for the six months ended June 30, 2026 and includes the Company’s share of revenues generated by property investments held through joint ventures.

The following table provides additional information regarding the Company’s real estate portfolio as of June 30, 2026:

Property Type and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet / Units		Occupancy Rate(2)
Industrial
Chandler Crossroads I	1	Chandler, AZ	February 21, 2023	100%	100,243	sq. ft.	100%
Chandler Crossroads II	1	Chandler, AZ	February 21, 2023	100%	116,079	sq. ft.	100%
Northmark Commerce Center	1	Haltom City, TX	December 1, 2023	100%	234,478	sq. ft.	100%
Thurmon Tanner Logistics Center A	1	Flowery Branch, GA	February 1, 2024	100%	447,120	sq. ft.	100%
85 Exchange Building F	1	Concord, NC	November 12, 2025	100%	198,400	sq. ft.	100%
Total Industrial	5				1,096,320	sq. ft.
Retail
Trails at Silverdale	1	Silverdale, WA	November 2, 2023	90%	225,711	sq. ft.	99%
Riverway Plaza	1	Weymouth, MA	June 27, 2024	100%	250,572	sq. ft.	100%
Independence Square	1	Plano, TX	March 27, 2025	100%	140,218	sq. ft.	87%
Gold Star Crossing	1	Worcester, MA	December 22, 2025	100%	66,682	sq. ft.	100%
Vineyard Towne Center	1	Queen Creek, AZ	April 21, 2026	100%	229,948	sq. ft.	100%
Total Retail	5				913,131	sq. ft.
Residential
Millside at Heritage Park	1	Canton, MA	February 3, 2023	100%	60	units	93%
Sylva on Main	1	Bellevue, WA	September 12, 2024	90%	76	units	96%
3200 Washington	1	Boston, MA	July 29, 2025	100%	77	units	88%
Total Residential	3				213	units
Medical Office
Creekstone	1	Durham, NC	May 25, 2023	100%	60,192	sq. ft.	100%
Copper Point	1	Gilbert, AZ	June 11, 2026	100%	93,565	sq. ft.	100%
Total Medical Office	2				153,757	sq. ft.
Total Investments in Real Estate	15
(1)
The Company’s joint venture agreements provide the joint venture partners a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by the Company and any profits interest due to joint venture partners are reported within non-controlling interests.
(2)
The occupancy rate for the Company’s Industrial, Retail, and Medical Office investments is defined as all leased square footage divided by the total available square footage as of June 30, 2026. The occupancy rate for the Company’s Residential investments is defined as the number of leased units divided by the total unit count as of June 30, 2026.

Lease Expirations

The following tables detail the expiring leases at the Company’s consolidated Industrial, Retail, and Medical Office properties by annualized base rent and square footage as of June 30, 2026. Residential properties are excluded as substantially all leases at such properties expire within 12 months.

Industrial
Year	Number of Expiring Leases	Annualized Base Rent⁽¹⁾	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026 (remaining)	2	$566,024	2%	50,929	2%
2027	2	576,800	2%	51,081	2%
2028	2	2,269,330	8%	280,978	13%
2029	1	186,364	1%	17,817	1%
2030	1	325,750	1%	32,020	1%
2031	1	182,079	1%	17,975	1%
2032	—	—	0%	—	0%
2033	1	3,568,298	12%	447,120	21%
2034	1	1,934,028	7%	198,400	9%
2035	—	—	0%	—	0%
Thereafter	—	—	0%	—	0%
Total Industrial	11	$9,608,673	34%	1,096,320	50%
(1)
Annualized base rent is determined based on the annualized base rent per leased square foot as of June 30, 2026, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Retail
Year	Number of Expiring Leases	Annualized Base Rent⁽¹⁾	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026 (remaining)	4	$169,001	1%	6,224	0%
2027	12	1,787,111	6%	116,513	5%
2028	7	400,296	1%	17,814	1%
2029	8	713,575	2%	27,002	1%
2030	11	1,778,164	6%	112,227	5%
2031	10	4,180,740	14%	143,734	7%
2032	10	1,589,493	5%	200,093	9%
2033	9	774,599	3%	20,862	1%
2034	13	1,200,264	4%	28,010	1%
2035	7	721,377	2%	25,997	1%
Thereafter	11	1,740,558	6%	190,089	9%
Total Retail	102	$15,055,178	50%	888,565	40%
(1)
Annualized base rent is determined based on the annualized base rent per leased square foot as of June 30, 2026, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization

Medical Office
Year	Number of Expiring Leases	Annualized Base Rent⁽¹⁾	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026 (remaining)	—	$—	0%	—	0%
2027	1	163,629	1%	6,288	0%
2028	2	302,084	1%	9,598	0%
2029	1	122,383	0%	4,102	0%
2030	2	318,004	1%	10,220	0%
2031	1	—	0%	3,406	0%
2032	1	149,724	1%	5,293	0%
2033	1	1,822,896	6%	60,192	3%
2034	2	519,402	2%	17,350	1%
2035	2	202,987	1%	6,505	0%
Thereafter	3	1,021,477	3%	30,803	1%
Total Medical Office	16	$4,622,586	16%	153,757	5%
(1)
Annualized base rent is determined based on the annualized base rent per leased square foot as of June 30, 2026, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization

Total
Year	Number of Expiring Leases	Annualized Base Rent⁽¹⁾	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026 (remaining)	6	$735,025	3%	57,153	3%
2027	15	2,527,540	9%	173,882	8%
2028	11	2,971,710	10%	308,390	14%
2029	10	1,022,322	3%	48,921	2%
2030	14	2,421,918	8%	154,467	7%
2031	12	4,362,819	15%	165,115	8%
2032	11	1,739,217	6%	205,386	10%
2033	11	6,165,793	21%	528,174	25%
2034	16	3,653,694	12%	243,760	11%
2035	9	924,364	3%	32,502	2%
Thereafter	14	2,762,035	10%	220,892	10%
Total	129	$29,286,437	100%	2,138,642	100%
(1)
Annualized base rent is determined based on the annualized base rent per leased square foot as of June 30, 2026, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

As of and for the six months ended June 30, 2026, there were no leases at the Company’s properties that contained early termination options. As of and for the year ended December 31, 2025, there were no leases at the Company’s properties that contained early termination options.

Tenant Concentration

The percentage of total revenue attributable to tenants at the Company’s properties accounting for 10% or more of the total revenue, and the corresponding percentage of accounts receivable, are as follows:

			Percentage of Total Revenue
			Three Months Ended June 30,		Six Months Ended June 30,
Property	Tenant	Weighted Average Lease Term Remaining	2026	2025	2026	2025
Thurmon Tanner	Tenant 1	7.2	11%	16%	11%	16%
Total		7.2	11%	16%	11%	16%

			Percentage of Total Accounts Receivable
Property	Tenant	Weighted Average Lease Term Remaining	June 30, 2026	December 31, 2025
Thurmon Tanner	Tenant 1	7.2	50%	46%
Total		7.2	50%	46%

The loss of the tenant discussed in the table above could have a material adverse effect on the Company's financial condition and results of operations.

Investments in Real Estate Debt

The following charts describe the diversification of the Company’s investments in real estate debt by credit rating and collateral type, based on fair value as of June 30, 2026:

Collateral Type[1]

37%
15%
8%
40%
Industrial
Retail
Residential
Other

(1)
Includes the Company’s investments in real estate debt. BBB represents credit ratings of BBB+, BBB, and BBB-. BB represents credit ratings of BB+, BB, and BB-.

See “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 6. Investments in Real Estate Debt, at Fair Value” for details on the Company’s investments in real estate debt.

Results of Operations

The following table sets forth information regarding the Company’s consolidated results of operations for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025	Change
Revenues
Revenue from leases	$11,188,010	$7,892,582	$3,295,428
Total revenues	11,188,010	7,892,582	3,295,428
Expenses
Rental property operating	2,712,957	2,060,564	652,393
General and administrative	786,477	585,162	201,315
Management fee	1,032,476	706,694	325,782
Incentive fee	985,168	857,998	127,170
Depreciation and amortization	5,857,329	4,526,273	1,331,056
Total expenses	11,374,407	8,736,691	2,637,716
Other income (expense)
Realized gain (loss) on real estate securities	699	7,780	(7,081)
Change in unrealized gain (loss) on real estate securities	48,772	(23,323)	72,095
Change in unrealized gain (loss) on real estate debt	79,832	(13,373)	93,205
Net realized gain (loss) on swaps	(1,320)	—	(1,320)
Change in net unrealized appreciation (depreciation) on swaps	(172,729)	—	(172,729)
Dividend and interest income	846,183	925,058	(78,875)
Interest expense	(3,129,595)	(2,221,204)	(908,391)
Total other income (expense)	(2,328,158)	(1,325,062)	(1,003,096)
Net income (loss)	$(2,514,555)	$(2,169,171)	$(345,384)
Net income (loss) attributable to redeemable non-controlling interests in consolidated joint ventures	(41,738)	(100,317)	58,579
Net income (loss) attributable to common shareholders	$(2,472,817)	$(2,068,854)	$(403,963)
Net income (loss) per share of common shares - basic and diluted	$(0.07)	$(0.08)	$0.01
Weighted-average shares of common shares outstanding, basic and diluted	35,494,542	24,674,138	10,820,404

Revenues

During the three months ended June 30, 2026, revenue from leases increased $3.3 million as compared to the three months ended June 30, 2025. The change was primarily driven by an increase in investments in real estate as a result of property acquisitions, as well as an increase in average rental rates across the Company’s portfolio.

Rental property operating expenses

During the three months ended June 30, 2026, rental property operating expenses increased approximately $0.7 million as compared to the three months ended June 30, 2025. The change was primarily driven by an increase in investments in real estate as a result of property acquisitions.

General and administrative expenses

During the three months ended June 30, 2026, general and administrative expenses increased approximately $0.2 million as compared to the three months ended June 30, 2025. The change was primarily driven by an increase in investments in real estate as a result of property acquisitions, coupled with increase in professional fees.

Management fee

During the three months ended June 30, 2026, the management fee payable to the Investment Manager increased approximately $0.3 million, compared to the three months ended June 30, 2025. The increase is due to a higher average NAV during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Incentive fee

During the three months ended June 30, 2026, the incentive fee payable to the Investment Manager increased approximately $0.1 million, compared to the three months ended June 30, 2025. The increase was due to a larger total return driven by a higher average NAV.

Depreciation and amortization expenses

During the three months ended June 30, 2026, depreciation and amortization expenses increased approximately $1.3 million, compared to the three months ended June 30, 2025. The change was primarily driven by an increase in investments in real estate as a result of property acquisitions.

Dividend and interest income

During the three months ended June 30, 2026, dividend and interest income decreased approximately $0.1 million as compared to the three months ended June 30, 2025. The change was primarily driven by interest earned on lower average money market balances.

Interest expense

During the three months ended June 30, 2026, interest expense increased approximately $0.9 million, compared to the three months ended June 30, 2025. The increase was primarily driven by additional property mortgage borrowings as a result of property acquisitions.

Other expenses

During the three months ended June 30, 2026, total other expenses increased approximately $0.02 million as compared to the three months ended June 30, 2025. The change was primarily attributable to net unrealized depreciation on swaps, partially offset by an increase in unrealized gain on real estate debt and unrealized gain on real estate securities.

The following table sets forth information regarding the Company’s consolidated results of operations for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025	Change
Revenues
Revenue from leases	$21,021,905	$15,005,733	$6,016,172
Total revenues	21,021,905	15,005,733	6,016,172
Expenses
Rental property operating	5,447,880	3,935,209	1,512,671
General and administrative	1,571,630	1,154,713	416,917
Management fee	1,991,371	1,316,774	674,597
Incentive fee	1,785,991	1,395,672	390,319
Depreciation and amortization	11,123,460	8,811,981	2,311,479
Total expenses	21,920,332	16,614,349	5,305,983
Other income (expense)
Realized gain (loss) on real estate securities	(1,567)	12,769	(14,336)
Change in unrealized gain (loss) on real estate securities	73,024	(14,854)	87,878
Change in unrealized gain (loss) on real estate debt	(22,463)	(13,373)	(9,090)
Net realized gain (loss) on swaps	(1,320)	—	(1,320)
Change in net unrealized appreciation (depreciation) on swaps	(172,729)	—	(172,729)
Dividend and interest income	1,656,414	1,449,575	206,839
Interest expense	(5,453,588)	(4,335,924)	(1,117,664)
Total other income (expense)	(3,922,229)	(2,901,807)	(1,020,422)
Net income (loss)	$(4,820,656)	$(4,510,423)	$(310,233)
Net income (loss) attributable to redeemable non-controlling interests in consolidated joint ventures	(93,526)	(208,183)	114,657
Net income (loss) attributable to common shareholders	$(4,727,130)	$(4,302,240)	$(424,890)
Net income (loss) per share of common shares - basic and diluted	$(0.14)	$(0.19)	$0.05
Weighted-average shares of common shares outstanding, basic and diluted	34,300,983	23,085,262	11,215,721

Revenues

During the six months ended June 30, 2026, revenue from leases increased $6.0 million as compared to the six months ended June 30, 2025. The change was primarily driven by an increase in investments in real estate as a result of property acquisitions, as well as an increase in average rental rates across the Company’s portfolio.

Rental property operating expenses

During the six months ended June 30, 2026, rental property operating expenses increased approximately $1.5 million as compared to the six months ended June 30, 2025. The change was primarily driven by an increase in investments in real estate as a result of property acquisitions.

General and administrative expenses

During the six months ended June 30, 2026, general and administrative expenses increased approximately $0.4 million as compared to the six months ended June 30, 2025. The change was primarily driven by an increase in investments in real estate as a result of property acquisitions, coupled with increase in professional fees.

Management fee

During the six months ended June 30, 2026, the management fee payable to the Investment Manager increased approximately $0.7 million, compared to the six months ended June 30, 2025. The increase is due to a higher average NAV during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Incentive fee

During the six months ended June 30, 2026, the incentive fee payable to the Investment Manager increased approximately $0.4 million, compared to the six months ended June 30, 2025. The increase was due to a larger total return driven by a higher average NAV.

Depreciation and amortization expenses

During the six months ended June 30, 2026, depreciation and amortization expenses increased approximately $2.3 million, compared to the six months ended June 30, 2025. The change was primarily driven by an increase in investments in real estate as a result of property acquisitions.

Dividend and interest income

During the six months ended June 30, 2026, dividend and interest income increased approximately $0.2 million as compared to the six months ended June 30, 2025. The increase was primarily driven by interest earned on higher average investments in real estate debt balances.

Interest expense

During the six months ended June 30, 2026, interest expense increased approximately $1.1 million, compared to the six months ended June 30, 2025. The increase was primarily driven by additional property mortgage borrowings as a result of property acquisitions.

Other expenses

During the six months ended June 30, 2026, total other expenses increased approximately $0.1 million as compared to the six months ended June 30, 2025. The change was primarily attributable to net unrealized depreciation on swaps, partially offset by an increase in unrealized gain on real estate securities.

Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution

The Company believes Funds from Operations (“FFO”) is a meaningful non-GAAP supplemental measure of its operating results. The Company’s consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments. As a result, the Company’s operating results imply that the value of its real estate investments have decreased over time. However, the Company believes that the value of its real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of performance. FFO is an operating measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, (iv) net gains or losses from change in control, and (v) similar adjustments for non-controlling interests and unconsolidated entities.

The Company also believes that Adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of its operating results. AFFO further adjusts FFO to reflect the performance of the Company’s portfolio by adjusting for items the Company believes are not directly attributable to its operations. The Company’s adjustments to FFO to arrive at AFFO include removing the impact of (i) changes in fair value of real estate related securities and real estate debt, (ii) straight-line rental income, (iii) amortization of deferred financing costs, (iv) amortization of mortgage premium/discount, (v) amortization of above- and below-market lease intangibles, and adding (vi) similar adjustments for non-controlling interests.

The Company also believes that Funds Available for Distribution (“FAD”) is an additional meaningful non-GAAP supplemental measure of its operating results. FAD provides useful information for considering the Company’s operating results and certain other items relative to the amount of its distributions, and the Company believes is therefore meaningful to shareholders. FAD is calculated as AFFO adjusted for (i) management fees paid in shares, even if subsequently repurchased by the Company, (ii) other capital expenditures, (iii) realized gains or losses on real estate related securities and real estate debt, and (iv) similar adjustments for non-controlling interests. FAD is not indicative of cash available to fund the Company’s cash needs and does not represent cash flows from operating activities in accordance with GAAP, as FAD is adjusted for other capital expenditures, which are not considered when determining cash flows from operations.

FFO, AFFO, and FAD should not be considered more relevant or accurate than GAAP net income (loss) in evaluating the Company’s operating performance. In addition, FFO, AFFO, and FAD should not be considered as alternatives to net income (loss) as indications of the Company’s performance or as alternatives to cash flows from operating activities as indications of the Company’s liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO, AFFO, and FAD are not intended to be used as liquidity measures indicative of cash flow available to fund the Company’s cash needs, including its ability to make distributions to its shareholders. In addition, the Company’s methodology for calculating AFFO and FAD may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, the Company’s reported AFFO and FAD may not be comparable to the AFFO and FAD reported by other companies.

The following table presents a reconciliation of net income (loss) attributable to the Company’s shareholders to FFO, AFFO, and FAD attributable to the Company’s shareholders:

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to common shareholders	$(2,472,817)	$(2,068,854)	$(4,727,130)	$(4,302,240)
Adjustments to arrive at FFO:
Depreciation and amortization	5,857,329	4,526,273	11,123,460	8,811,981
Amount attributable to non-controlling interests for above adjustments	(123,607)	(186,530)	(259,669)	(372,446)
FFO attributable to common shareholders	$3,260,905	$2,270,889	$6,136,661	$4,137,295
Adjustments to arrive at AFFO:
Straight-line rent	(305,993)	(220,727)	(527,605)	(430,439)
Amortization of above and below-market lease intangibles	(454,378)	(406,322)	(805,586)	(765,316)
Amortization of debt issuance and deferred financing costs	139,278	110,900	258,565	214,243
Unrealized (gain) loss on real estate related securities	(48,772)	23,323	(73,024)	14,854
Unrealized (gain) loss on real estate debt	(79,832)	13,373	22,463	13,373
Change in net unrealized (appreciation) depreciation on swaps	172,729	—	172,729	—
Amortization of debt (premium)/discount	218,172	218,171	436,343	436,343
Amount attributable to non-controlling interests for above adjustments	21,909	18,859	44,316	36,931
AFFO attributable to common shareholders	$2,924,018	$2,028,466	$5,664,862	$3,657,284
Adjustments to arrive at FAD:
Non-cash management fee	1,032,476	706,694	1,991,371	1,316,774
Other capital expenditures⁽¹⁾	2,905	72,184	17,141	72,184
Realized (gain) loss on real estate related securities	(699)	(7,780)	1,567	(12,769)
Amount attributable to non-controlling interests for above adjustments	(290)	(7,218)	(1,714)	(7,218)
FAD attributable to common shareholders	$3,958,410	$2,792,346	$7,673,227	$5,026,255
(1)
Other capital expenditures include non-recurring project work required to maintain the Company’s investments.

Net Asset Value Calculation and Valuation Guidelines

The Company’s NAV is based on the net asset values of its investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities, including the allocation/accrual of any Incentive Fees in all cases as described below. The Company commenced determining a monthly NAV per Share in February 2023.

General

The Investment Manager has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Investment Manager and the Company’s independent valuation service provider in connection with estimating the values of its assets and liabilities for purposes of the Company’s NAV calculation. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for its investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about its investments. The Company’s independent valuation service provider (discussed below) will review its valuation guidelines and methodologies related to direct investments in real property with the Investment Manager at least annually. The Investment Manager’s Fair Value Committee similarly reviews and provides ongoing oversight over its valuation guidelines and methodologies for real estate investments, including direct investments and investments in real estate-related securities, such as publicly-traded REITs. From time to time, the Investment Manager may adopt changes to the valuation guidelines if it (a) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (b) otherwise reasonably believes a change is appropriate for the determination of NAV.

The Company’s NAV per share is determined by taking the market value of its investments, cash and other assets, subtracting its total liabilities, and dividing the result by the total number of shares outstanding, and will likely differ from the book value of the Company’s equity reflected in its financial statements. The Company issues financial statements based on historical cost in accordance with GAAP. To calculate the Company’s NAV for the purpose of establishing a purchase and repurchase price for the shares, it has adopted a model, as explained below, that adjusts the value of the Company’s assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements. The Investment Manager calculates the fair value of the Company’s real estate properties based in part on values provided by third-party independent appraisers and valuation service providers and reviewed by the Investment Manager’s Fair Value Committee. The Investment Manager may retain additional third-parties to assist with the Company’s valuations of certain investments. Because these fair value calculations involve material professional judgment in the application of both observable and unobservable attributes, the calculated fair value of the Company’s assets may differ from their actual realizable value or future fair value. While the Company believes its NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires that the Company calculates NAV in a certain way. In addition, NAV is not a measure used under GAAP and the valuations of, and certain adjustments made to, the Company’s assets and liabilities used in the determination of NAV will differ from GAAP. NAV should not be considered an equivalent to shareholders’ equity or any other GAAP measure.

The Company’s Independent Valuation Service Provider

The Investment Manager has engaged Altus Group U.S. Inc. (“Altus Group”), to serve as the Company’s independent valuation service provider with respect to its real properties. Altus Group reviews annual third-party appraisals of the Company’s properties and prepares interim valuations on a monthly basis of properties that are not externally contemporaneously appraised. Altus Group is a multidisciplinary provider of independent, commercial real estate consulting and advisory services with multiple offices around the world, including in Canada, the U.K., Australia, the United States and Asia Pacific. Altus Group is engaged in the business of valuing commercial real estate properties and is not affiliated with the Company or the Investment Manager. The Investment Manager, with the consent of the Investment Manager’s Fair Value Committee, may engage a different valuation service provider to substitute for Altus Group and/or additional independent valuation providers in the future. While the Company’s independent valuation service provider reviews for reasonableness the assumptions, methodologies and valuation conclusions applied in the appraisals of the Company’s real properties, the independent valuation service provider is not responsible for, and does not calculate, the Company’s NAV. The Investment Manager is ultimately responsible for the determination of the Company’s NAV. The Trustee is not involved in the valuation of the Company’s assets and liabilities or the calculation of its NAV, but will periodically review such information about the NAV calculation process prepared by the Investment Manager as it deems necessary to exercise its oversight responsibility.

The Company’s independent valuation service provider may be replaced at any time, in accordance with agreed-upon notice requirements, by the Investment Manager. The Company will disclose to its shareholders any changes to the identity or role of the Company’s independent valuation service provider. The independent valuation service provider discharges its responsibilities in accordance with the Company’s valuation guidelines. The Company’s NAV per share is calculated by the Administrator, and such calculation is reviewed and confirmed by the Investment Manager. Pursuant to the Company’s valuation services agreement with its independent valuation service provider, the Investment Manager receives appraisal reports for its property investments from third-party appraisal firms that have been reviewed by the Company’s independent valuation service provider along with the independent valuation service provider’s own valuations. Based in part on these appraisals, the Investment Manager renders a final valuation in order for the Administrator to calculate the Company’s NAV. The appraisals for the Company’s property investments performed by independent third-party appraisal firms and reviewed by the Company’s independent valuation service provider are one of several components considered by the Investment Manager in determining the values of the Company’s properties that are used when the Administrator calculates its NAV per share.

The Company agreed to pay fees to its independent valuation service provider on a quarterly basis. The Company has also agreed to indemnify its independent valuation service provider against certain liabilities arising out of this engagement. The compensation the Company pays to the independent valuation service provider is not based on the estimated values of its properties. The Company’s independent valuation service provider and certain of the independent third-party appraisers have provided, and are expected to continue to provide, real estate appraisal, appraisal management and real estate valuation advisory services to FMR and its affiliates and have received, and are expected to continue to receive, fees in connection with such services. The Company’s independent valuation service provider and certain of the independent third-party appraisers and their respective affiliates may from time to time in the future perform other commercial real estate and financial advisory services for FMR and its affiliates, or in transactions related to the properties that are the subjects of the valuations being performed for the Company, or otherwise, so long as such other services do not adversely affect the independence of the independent valuation service provider or the applicable appraiser as certified in the applicable appraisal report.

Valuation of Investments

Consolidated Properties

For the purposes of calculating the Company’s monthly NAV, its properties are valued at cost at acquisition, which the Company expects to represent fair value at that time, subject to any variation pursuant to the Company’s valuation guidelines. In accordance with GAAP, the Company determines whether the acquisition of a property qualifies as an asset acquisition or business combination. The Company capitalizes acquisition-related costs associated with asset acquisitions and expense such costs associated with business combinations.

Each property is valued by an independent third-party appraisal firm annually. Annual appraisals may be delayed for a short period in exceptional circumstances. Third-party appraisals are performed in accordance with the Uniform Standards of Professional Appraisal Practice, or the similar industry standard for the country where the property appraisal is conducted and reviewed by the Company’s independent valuation service provider and the Investment Manager’s Fair Value Committee for reasonableness. Upon conclusion of the appraisal, the independent third-party appraisal firm prepares a written report with an estimated fair value of the property. The Company believes its policy of obtaining appraisals by independent third parties materially enhances the accuracy of its NAV calculations. Any appraisal provided by an independent third-party appraisal firm will be performed in accordance with the Company’s valuation guidelines and will not be considered in the Investment Manager’s valuation of the applicable property until the Company’s independent valuation service provider and the Investment Manager’s Fair Value Committee has confirmed the reasonableness of such appraisal.

Each month the independent valuation service provider values those properties not being externally valued by an independent third-party appraisal firm in such month, based on current material market data and other information deemed relevant, with review and confirmation for reasonableness by the Investment Manager’s Fair Value Committee. The Investment Manager’s reasonableness reviews are based on market, asset, and portfolio level information, including historical or forecasted operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned estimated capital expenditures, the then-most recent annual third-party appraisals, and any other information relevant to valuing the real estate property.

The Investment Manager monitors the Company’s properties for events that the Investment Manager believes may be expected to have a material impact on the most recent estimated values of such properties and notifies its independent valuation service provider of any such events. If, in the opinion of the Investment Manager, an event becomes known to the Investment Manager (including through communication with its independent valuation service provider) that is likely to have any material impact on previously provided estimated values of the affected properties, the Investment Manager will engage the independent service provider to revalue such properties, subject to review and confirmation for reasonableness by the Investment Manager. If deemed appropriate by the Investment Manager or the Company’s independent valuation service provider, any necessary revaluation will be determined as soon as practicable. Annual appraisals may also trigger a revaluation in the value of a property when received.

For example, a revaluation may be appropriate to reflect the occurrence of an unexpected property specific event such as a termination or renewal of a material lease, a material change in vacancies, an unanticipated structural or environmental event at a property or a significant capital market event that may cause the value of a property to change materially. Revaluations may also be appropriate to reflect the occurrence of broader market-driven events identified by the Investment Manager or the Company’s independent valuation service provider, which may impact more than a specific property. Any such revaluations will be estimates of the market impact of specific events as they occur, based on assumptions and judgments that may or may not prove to be correct, and may also be based on the limited information readily available at that time. In general, the Company expects that any revaluations will be calculated promptly after a determination that a material change has occurred, and the financial effects of such change are quantifiable by the Investment Manager. However, rapidly changing market conditions or material events may not be immediately reflected in the Company’s monthly NAV. The resulting potential disparity in the Company’s NAV may be detrimental to shareholders whose shares are repurchased or new purchasers of shares, depending on whether the Company’s NAV per share is overstated or understated.

Real estate appraisals will be reported on a free and clear basis (for example, without taking into consideration any mortgage on the property), irrespective of any property level financing that may be in place. The Company expects to use the discounted cash flow methodology (income approach) as the primary methodology to value properties, whereby a property’s value is calculated by discounting the estimated cash flows and the anticipated terminal value of the subject property at a market derived discount rate applicable for the subject property. Consistent with industry practices, the income approach also incorporates subjective judgments regarding comparable rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses based on appropriate evidence as well as the residual value of the asset as components in determining value.

Other methodologies that may also be used to value properties include sales comparisons and cost approaches. Under the sales comparison approach, the independent third-party appraiser develops an opinion of value by comparing the subject property to similar, recently sold properties in the surrounding or competing area. The cost approach is based on the understanding that market participants relate value to cost. The value of a property is derived by adding the estimated land value to the current cost of constructing a replacement for the improvements and then subtracting the amount of depreciation in the structures from all causes. Because the appraisals performed by the independent third party appraisal firms, valuations of the Company’s properties by its independent valuation service provider, and the Investment Manager’s determination of the reasonableness of valuations for the Company’s properties provided in such reports involve subjective judgments, the estimated fair value of its assets that will be included in its NAV may not reflect the liquidation value or net realizable value of its properties.

In conducting their investigations and analyses, the Company’s independent valuation service provider and other independent third party appraisal firms take into account customary and accepted financial and commercial procedures and considerations as they deem relevant, which may include, without limitation, the review of documents, materials and information relevant to valuing the property that are provided by the Company, such as (i) historical or forecasted operating revenues and expenses of the property; (ii) lease agreements on the property; (iii) the revenues and expenses of the property; (iv) information regarding recent or planned estimated capital expenditures; and (v) any other information relevant to valuing the real estate property. Although the Company’s independent valuation service provider may review information supplied or otherwise made available by the Company for reasonableness, it will assume and rely upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party and will not undertake any duty or responsibility to verify independently any of such information. The Company’s independent valuation service provider will not make or obtain an independent valuation or appraisal of any of the Company’s other assets or liabilities (contingent or otherwise) other than its real properties. With respect to operating or financial forecasts and other information and data to be provided to or otherwise to be reviewed by or discussed with the Company’s independent valuation service provider, its independent valuation service provider will assume that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting currently available estimates and judgments of its management and the Investment Manager, and will rely upon the Investment Manager to advise its independent valuation service provider promptly if any material information previously provided becomes inaccurate or was required to be updated during the period of review.

In performing their analyses, the Investment Manager, the Company’s independent valuation service provider and other independent third-party appraisal firms make numerous other assumptions with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its control and the Company’s control, as well as certain factual matters. For example, the Company’s independent valuation service provider and other independent third-party appraisal firms assume that the Company has clear and marketable title to each real estate property valued, that no title defects exist unless specifically informed to the contrary, that improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density or shape are pending or being considered. Furthermore, the Company’s independent valuation service provider’s review, opinions and conclusions are necessarily based upon market, economic, financial and other circumstances and conditions existing prior to the valuation, and any material change in such circumstances and conditions may affect the Company’s independent valuation service provider’s review and conclusions. The Company’s independent valuation service provider’s review reports may contain other assumptions, qualifications and limitations set forth in the respective appraisal reports that qualify the review, opinions and conclusions set forth therein. As such, the carrying values of the Company’s real properties may not reflect the price at which the properties could be sold in the market, and the difference between carrying values and the ultimate sales prices could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal.

Pursuant to the Company’s valuation services agreement with its independent valuation service provider, each individual appraisal report for its assets is addressed solely to the Company to assist the Investment Manager in determining the Company’s NAV. The appraisal reports relating to the Company’s properties are not addressed to the public, do not contain any conclusion regarding its NAV, may not be relied upon by any other person to establish an estimated value of its shares and do not constitute a recommendation to any person to purchase or sell any shares. In preparing appraisal reports, independent third-party appraisal firms do not, and have not been requested to, solicit third-party indications of interest for shares or any of the Company’s properties in connection with possible purchases thereof or the acquisition of all or any part of the Company.

Unconsolidated Properties Held Through Joint Ventures

Unconsolidated properties held through joint ventures are generally valued by the Investment Manager in a manner that is consistent with the guidelines described above for consolidated properties. Once the value of a property held by the joint venture is determined by an independent appraisal and the Company determines the fair value of any other assets and liabilities of the joint venture, the value of the Company’s interest in the joint venture would then be determined by the Investment Manager using a hypothetical liquidation calculation to value the Company’s interest in the joint venture, which would be a percentage of the joint venture’s NAV. Unconsolidated properties held in a joint venture that acquires multiple properties over time may be valued as a single investment.

Valuation of Real Estate Debt and Other Securities

In general, real estate debt and other securities are valued by the Investment Manager based on market quotations or at fair value determined in accordance with GAAP. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

Readily Available Market Quotations for Equity Securities

Equity securities (including common stock, ETFs, closed-end funds, preferred equity securities and other instruments that trade on recognized stock exchanges) are valued at the last sale price, official closing price or, if there are no reported sales, at the closing bid price on the primary exchange on which they are listed for trading.

No Readily Available Market Quotations

When market quotations, official closing prices, or information furnished by a pricing service are not readily available or, in the opinion of the Investment Manager’s Fair Value Committee, are deemed unreliable, then the impacted investments will be fair valued in good faith by the Investment Manager’s Fair Value Committee in accordance with the fair value methodologies set forth within the Fair Value Committee Policies and Procedures. The fair value methodologies established within the Fair Value Committee Policies and Procedures identify various reasons for which fair value determinations are necessary and provide corresponding fair value methodologies and methodology descriptions determined by the Investment Manager’s Fair Value Committee to be appropriate in each instance. Where multiple methodologies are available, the fair value methodology to be applied is selected by the Investment Manager’s Fair Value Committee based on the relevant facts and circumstances and a determination of which available methodology is most appropriate. Selected methodologies are consistently applied but may be changed by the Investment Manager’s Fair Value Committee if a different available methodology is determined to be equally or more representative of the fair value of the investment. Due to the inherent uncertainty of these estimates, estimates of fair value may differ from the values that would have been used had a ready market for these investments existed and the differences could be material.

Interest Rate Swaps

Swaps are marked-to-market daily based on valuations from third party pricing services, registered derivatives clearing organizations (clearinghouses) or broker-supplied valuations. These pricing sources may utilize inputs such as interest rate curves, credit spread curves, default possibilities and recovery rates.

Liabilities

The Company expects that its liabilities will include the Management Fees and Incentive Fees payable to the Investment Manager, accounts payable, accrued operating expenses, property-level mortgages, any portfolio-level credit facilities, and other liabilities. Other than debt (as discussed below), the Company includes the fair value of its liabilities as part of its NAV calculation. All liabilities are valued using widely accepted methodologies specific to each type of liability in accordance with GAAP.

The Investment Manager’s valuation of each investment’s liabilities, including any third-party incentive fee payments or investment level debt, deal terms and structure is not reviewed by the Company’s independent valuation service provider or appraised.

Property-Level Mortgages

The Company’s property level mortgages and corporate level credit facilities that are intended to be held to maturity, including those subject to interest rate hedges, are valued at par (i.e., at their respective outstanding balances) by the Investment Manager. Since the Company may utilize interest rate hedges to stabilize interest payments (i.e., to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge are treated as one financial instrument which are valued at par if intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for the purposes herein). This policy of valuing at par will apply regardless of whether any given interest rate hedge is considered an asset or liability for GAAP purposes.

In the event the Company acquires an investment and assumes associated in-place debt from the seller that is above or below market, then consistent with how the Company recognizes assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in determining its NAV will include the market value of such debt. The associated premium or discount on such debt as at closing that is reflected in the Company’s liabilities will then be amortized through loan maturity. Per the real estate valuation policy described above, the corresponding investment is valued on an unlevered basis for the purposes of determining NAV. Accordingly, all else being equal, the Company would not recognize an immediate gain or loss to its NAV upon acquisition of an investment whereby it assumes associated pre-existing debt that is above or below market.

The Company’s property-level mortgages and corporate-level credit facilities that are not intended to be held to maturity (in conjunction with any associated interest rate hedges that are not intended to be held to maturity) are valued at par. Debt that is not intended to be held to maturity refers to any property level mortgages that the Company definitely intends to prepay in association with any asset considered as held for sale from a GAAP perspective, other than property level mortgages or corporate level credit facilities that the Company definitely intends to prepay, or any interest rate hedge that the Company definitely intends to terminate.

In addition, for non-recourse mortgages and interest rate hedges, the combined value of the net liability for each mortgage and associated interest rate hedge is limited to the value of the underlying asset(s), so as to not make the equity of such asset(s) less than zero.

Costs and expenses incurred to secure financings are amortized over the life of the applicable loan. Unless costs can be specifically identified, the Company allocates the financing costs and expenses incurred with obtaining multiple loans that are not directly related to any single loan among the applicable loans, generally pro rata based on the amounts of proceeds from each loan.

NAV and NAV Per Share Calculation

The Company’s NAV is calculated by the Administrator, however the Investment Manager is ultimately responsible for the determination of the Company’s NAV. The Investment Manager oversees the process by which the Administrator calculates the NAV and reviews and confirms the NAV as calculated by the Administrator.

NAV per share is calculated as of the last calendar day of each month, using a process that reflects several components (each as described above), including the estimated fair value of (1) each of the Company’s properties based in part upon individual appraisal reports provided annually by third-party independent valuation firms and reviewed for reasonableness by the Company’s independent valuation service provider and the Investment Manager’s Fair Value Committee, as finally determined and updated monthly by the Company’s independent valuation service provider, with review and confirmation for reasonableness by the Investment Manager’s Fair Value Committee, (2) the Company’s real estate debt and other securities for which third-party market quotes are available, (3) the Company’s other real estate debt and other securities, if any, and (4) the Company’s other assets and liabilities.

The Company’s NAV is based on the net asset values of its investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including the allocation/accrual of any Incentive Fees). The NAV calculation as of the last calendar day of each month is generally available within 15 days following the end of such month.

Changes in the Company’s monthly NAV include, without limitation, accruals of its net portfolio income, interest expense, the Management Fee, any accrued Incentive Fee, distributions, unrealized/realized gains and losses on assets, and other expenses. Changes in the Company’s monthly NAV also include material non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month. Notwithstanding anything herein to the contrary, the Investment Manager may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing the Company’s assets and liabilities and calculating its NAV for a particular month. On an ongoing basis, the Investment Manager will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.

The Company’s NAV will be reduced to reflect the accrual of a liability to pay any distribution to its shareholders of record as of the record date in the month a distribution is declared. NAV per share is calculated by dividing the aggregate NAV as of the last calendar day of each month by the number of shares outstanding at the end of such month.

Operating Partnership units are valued in the same fashion as set forth above. The Company’s Operating Partnership has units that are economically equivalent to its shares. The NAV of the Company’s Operating Partnership on the last calendar day of each month equals the sum of the NAVs of each outstanding Operating Partnership unit on such day.

Relationship between NAV and Share Purchase and Repurchase Price

Shares are sold in the Company’s private offering on a monthly basis at the then-current “transaction price,” which will vary and will generally equal the most recently determined NAV per share. The Company’s NAV may vary significantly from one month to the next. Although the transaction price for shares is generally based on the most recently determined NAV per share, the NAV per share as of the date on which a shareholder’s purchase is settled may be significantly different. The Company generally does not expect to change the transaction price from the most recently determined NAV per share, but may offer shares at a price that it believes reflects the NAV per share more appropriately than the most recently determined NAV per share, including by updating a previously disclosed transaction price, or suspend its offering in exceptional cases where it believes there has been a material change (positive or negative) to its NAV per share since the most recently determined NAV due to the aggregate impact of factors such as general significant market events or disruptions or force majeure events. If a previously disclosed transaction price is changed, then the Company will (i) update such price on the Company’s website at https://i.fidelity.com/corereit and (ii) provide notice of such transaction price directly to subscribing investors when it is made available. Subscribers are not committed to purchase shares at the time their subscriptions are submitted and any subscription may be canceled at any time up to the third business day before the time it has been accepted. The Company will not update a previously disclosed transaction price after the date by which a subscriber is permitted to cancel a submitted subscription. Pursuant to the terms of the share repurchase plan (the “SRP”), a shareholder may withdraw a redemption request at any time prior to 4:00 p.m. (Eastern time) on the last business day of the applicable quarter. Pursuant to the SRP, if the transaction price applicable to a quarter is not made available by the tenth business day prior to the last business day of such quarter (or is changed after such date), then no repurchase requests will be accepted for such quarter and shareholders who wish to have their shares repurchased the following quarter must resubmit their repurchase requests.

Shares will be repurchased pursuant to the SRP on a quarterly basis at a repurchase price equal to the transaction price applicable to the Repurchase Date (which will generally be equal to the Company’s prior month’s NAV per share), subject to the terms of the SRP.

Generally, within 15 calendar days after the last calendar day of each month, the Company will determine its NAV per share as of the last calendar day of such month, which will generally be the transaction price for the following month. See below for most recently available transaction price information.

The transaction price for the Company’s common shares as of June 30, 2026, for subscriptions accepted as of August 1, 2026 is as follows:

Transaction Price Per Share
Common shares	$11.55

The August 1, 2026 transaction price is equal to the NAV per share as of June 30, 2026. A detailed presentation of the NAV per share is set forth below.

NAV per share is calculated in accordance with the valuation guidelines discussed above. The following table provides a breakdown of the major components of the Company’s NAV as of June 30, 2026:

Components of NAV	June 30, 2026
Investments in real estate	598,190,164
Investments in money market funds	54,001,302
Intangible assets	56,762,617
Investments in real estate debt	26,259,726
Cash	8,515,069
Receivables, net	1,647,494
Investments in real estate securities	601,862
Restricted cash	946,678
Other assets	199,411
Mortgages payable, net	(241,944,593)
Intangible liabilities	(27,452,161)
Repurchases of common shares payable	(9,554,033)
Distributions payable	(4,905,273)
Incentive fee payable	(1,785,991)
Management fee payable	(1,032,477)
Deferred revenue	(1,285,598)
Bi-lateral OTC swaps, at fair value	(174,049)
Accounts payable, accrued expenses, and other liabilities	(5,236,622)
Redeemable non-controlling interest in consolidated joint ventures	(8,183,124)
Net Asset Value	$416,259,946
Number of outstanding shares	36,041,685

The following table provides a breakdown of the Company’s total NAV and NAV per share as of June 30, 2026:

NAV Per Share	Common Shares
Net Asset Value	$416,259,946
Number of outstanding shares	36,041,685
NAV per share as of June 30, 2026	$11.55

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2026 valuations, based on property types:

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.34%	5.66%
Retail	7.46%	6.15%
Residential	7.08%	5.16%
Medical Office	7.35%	6.00%

These assumptions are determined by the Investment Manager (except for investments valued by a third party appraisal firm), and reviewed by the Company’s independent valuation advisor and the Investment Manager’s Fair Value Committee. A change in these assumptions would impact the calculation of the value of the Company’s property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on investment values:

Input	Hypothetical Change	Industrial Investment Values	Retail Investment Values	Residential Investment Values	Medical Office Investment Values
Discount Rate	0.25% decrease	1.95%	1.86%	1.99%	1.91%
(weighted average)	0.25% increase	(1.89)%	(1.83)%	(1.94)%	(1.91)%
Exit Capitalization Rate	0.25% decrease	2.89%	2.50%	3.25%	2.80%
(weighted average)	0.25% increase	(2.68)%	(2.33)%	(3.01)%	(2.60)%

The following tables summarize month-end NAV per share for Company’s common shares for the six months ended June 30, 2026 and 2025:

For the Months Ended	NAV Per Share
January 31, 2026	$11.51
February 28, 2026	11.57
March 31, 2026	11.49
April 30, 2026	11.55
May 31, 2026	11.61
June 30, 2026	11.55

For the Months Ended	NAV Per Share
January 31, 2025	$11.27
February 28, 2025	11.33
March 31, 2025	11.27
April 30, 2025	11.34
May 31, 2025	11.44
June 30, 2025	11.37

Limits on the Calculation of the Company’s NAV Per Share

The overarching principle of the Company’s valuation guidelines is to produce reasonable estimated values for each of its investments (and other assets and liabilities), or the price that would be received for that investment in orderly transactions between market participants. However, the majority of the Company’s assets will consist of real estate properties and, as with any real estate valuation protocol and as described above, the valuation of its properties (and other assets and liabilities) is based on a number of judgments, assumptions and opinions about future events that may or may not prove to be correct. The use of different judgments, assumptions, or opinions would likely result in a different estimate of the value of the Company’s real estate properties (and other assets and liabilities). Any resulting potential disparity in the Company’s NAV per share may be in favor of shareholders whose shares are repurchased, existing shareholders or new purchasers of shares, as the case may be, depending on the circumstances at the time.

Additionally, while the methodologies contained in the Company’s valuation guidelines are designed to operate reliably within a wide variety of circumstances, it is possible that in certain unanticipated situations or after the occurrence of certain extraordinary events (such as a significant disruption in relevant markets, major political disruption event, or an act of nature), the Company’s ability to calculate its NAV may be impaired or delayed, including, without limitation, circumstances where there is a delay in accessing or receiving information from vendors or other reporting agents upon which it may rely upon in determining the monthly value of its NAV. In these circumstances, a more accurate valuation of the Company’s NAV could be obtained by using different assumptions or methodologies. Accordingly, in special situations when, in the Investment Manager’s reasonable judgment, the administration of the valuation guidelines would result in a valuation that does not represent a fair and accurate estimate of the value of the Company’s investments, alternative methodologies may be applied. Notwithstanding the foregoing, the Company may suspend its private offering or the SRP if it determines that the calculation of its NAV is materially incorrect or unreliable or there is a condition that restricts the valuation of a material portion of its assets.

The Company includes no discounts to its NAV for the illiquid nature of the shares, including the limitations on the SRP and its ability to make exceptions to, modify or suspend the SRP at any time. The Company’s NAV generally does not consider exit costs that would likely be incurred if its assets and liabilities were liquidated or sold. While the Company may use market pricing concepts to value individual components of its NAV, its NAV per share is not derived from the market pricing information of open-end real estate funds listed on stock exchanges.

The Company does not represent, warrant or guarantee that:

•
a shareholder would be able to realize the NAV per share for the shares they own if the shareholder attempts to sell its shares;
•
a shareholder would ultimately realize distributions per share equal to the NAV per share upon liquidation of the Company's assets and settlement of its liabilities or a sale of the Company;
•
shares would trade at their NAV per share on a national securities exchange;
•
a third party would offer the NAV per share in an arm’s-length transaction to purchase all or substantially all of the shares; or
•
the NAV per share would equate to a market price of an open-ended real estate fund.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the IRC. The distributions are payable to the Company’s shareholders of record following each quarter-end, which are generally paid 20 days after the declaration date. These distributions are paid in cash or reinvested in the Company’s common shares for shareholders participating in the Company’s distribution reinvestment plan.

The following table details the total distributions per share of the Company’s common shares for the six months ended June 30, 2026:

Record Date	Common Shares
March 31, 2026	0.1314
June 30, 2026	0.1361
Total	0.2675

The following table summarizes the Company’s distributions declared for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$2,865,934	31%	$1,389,507	23%
Reinvested in shares	6,425,481	69%	4,780,228	77%
Total distributions	$9,291,415	100%	$6,169,735	100%
Sources of Distributions
Cash Flows from operating activities(1)	$9,291,415	100%	$6,169,735	100%
Total sources of distributions	$9,291,415	100%	$6,169,735	100%
(1)
For the six months ended June 30, 2026 and 2025, the Investment Manager elected payment of incentive fees of approximately $1.8 million and $1.4 million, respectively, in cash, which were paid from sources other than operations.

Liquidity and Capital Resources

Liquidity

The Company believes it has sufficient liquidity to operate its business, with $112.5 million of liquidity as of June 30, 2026. When the Company refers to its liquidity, this includes amounts available under its undrawn revolving credit facility of $50.0 million as well as unrestricted cash and investments in money market funds of $62.5 million. The Company also generates incremental liquidity through its operating cash flows, which were $11.0 million for the six months ended June 30, 2026. The Company may also generate incremental liquidity through the sale of its real estate debt investments or real estate securities investments, which were carried at their estimated fair value of $26.3 million and $0.6 million, respectively, as of June 30, 2026.

In addition, the Company’s leverage ratio was 31% as of June 30, 2026. The Company can generate additional liquidity through incurring additional indebtedness secured by its real estate and real estate debt investments, unsecured financings, and other forms of indebtedness. The Company’s leverage ratio is measured by dividing (i) consolidated property-level (consisting of mortgages secured by real properties) and entity-level (consisting of the Company’s line of credit) debt net of cash and debt-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in settled real estate debt and real estate related investments. All of the above components of the leverage ratio are net of non-controlling interests in joint ventures.

In addition to the Company’s current liquidity, the Company obtains incremental liquidity through the sale of shares in its continuous private offering, from which it has received cumulative proceeds (inclusive of DRIP) of $404.3 million as of June 30, 2026.

Capital Resources

As of June 30, 2026, the Company’s indebtedness included loans secured by its properties and an unsecured revolving credit facility. The following table sets forth a summary of the Company’s indebtedness as of June 30, 2026, all components of which are net of non-controlling interests in joint ventures:

	June 30, 2026			Principal Balance as of
Indebtedness	Weighted Average Interest Rate	Weighted Average Maturity Date	Maximum Facility Size	June 30, 2026	December 31, 2025
Fixed rate loans:
Fixed rate mortgages	5.25%	May 2, 2032	N/A	$222,281,100	$153,106,100
Total fixed rate loans				222,281,100	153,106,100
Variable rate loans⁽¹⁾:
Variable rate mortgages and secured term loans	SOFR + 1.63%(2)	June 26, 2031	N/A	26,675,000	—
Total variable rate loans				26,675,000	—
Total loans secured by real estate				248,956,100	153,106,100
Debt mark-to-market, net				(3,929,992)	(4,366,335)
Deferred financing costs, net				(3,081,515)	(2,204,684)
Mortgages payable, net				$241,944,593	$146,535,081
Affiliate revolving credit facility	N/A	March 18, 2029	$50,000,000	—	—
Total unsecured loans				$—	$—
(1)
For variable rate loans, the Company’s average outstanding debt and weighted average interest rate paid for the three and six months ended June 30, 2026, were approximately $8.9 million and 0.29%, respectively, and $4.4 million and 0.15%, respectively. The Company’s weighted average interest rate as of June 30, 2026, was 5.28%.
(2)
Represents a spread over the relevant floating benchmark rates. As of June 30, 2026, the Company had an outstanding interest rate swap to mitigate its exposure to potential future interest rate increases under the floating-rate debt. Total weighted average interest rate does not include the impact of derivatives. For additional details on the Company’s interest rate swaps see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 7. Derivative Instruments.”

Capital Uses

The Company primarily uses its capital from the sale of shares to acquire investments, which it also funds with other capital resources. The Company continues to believe that its current liquidity position is sufficient to meet the needs of its business over the next 12 months. In addition, the Company may have other funding obligations, which it expects to satisfy with the cash flows generated from its investments and capital resources described above. Such obligations may include distributions to its shareholders, operating expenses, capital expenditures, repayment of indebtedness, and debt service on its outstanding indebtedness. The Company’s operating expenses include, among other things, the management fee and incentive fee (as defined in “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 12. Related Party Transactions.”) it pays to the Investment Manager, both of which will impact the Company’s liquidity to the extent the Investment Manager elects to receive such payments in cash, or subsequently redeem shares previously issued to it. To date, the Investment Manager has always elected to receive the management fee in shares, resulting in a non-cash expense.

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
	2026	2025
Cash flows provided by operating activities	$11,021,382	$4,294,994
Cash flows used in investing activities	(151,393,859)	(80,429,990)
Cash flows provided by financing activities	144,766,690	75,348,123
Net increase (decrease) in cash and restricted cash	$4,394,213	$(786,873)

Cash flows provided by operating activities increased approximately $6.7 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to operations related to acquisitions of investments in real estate and the timing of the payment of the Company’s performance participation allocation.

Cash flows used in investing activities increased approximately $71.0 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily due to acquisitions of real estate, partially offset by a decrease in purchases of money market funds and investments in real estate debt.

Cash flows provided by financing activities increased approximately $69.4 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily due to increased proceeds from mortgages, partially offset by a decrease in proceeds from the sale of shares and increase in repurchases of common shares.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in accordance with GAAP involves significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect the Company’s reported amounts of assets and liabilities and its disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in the Company’s consolidated financial statements. The following is a summary of the Company’s accounting policies and estimates that it believes are the most critical, as they are affected by significant judgments, estimates, and assumptions. See “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 2. Significant Accounting Policies.” included in this Quarterly Report for further descriptions of the below accounting policy.

Purchase Price Allocation of Acquired Real Estate

Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets and liabilities (including building and improvements, land and land improvements, furniture, fixtures and equipment, above-market leases, below-market leases, in place tenant leases, leasing commissions, and legal and marketing) and allocates the purchase price to the acquired assets and assumed liabilities. The cost of the acquisition is then allocated to the assets acquired and liabilities assumed based on their relative fair values. The most significant portion of the allocation is typically to building and land and requires the use of market based estimates and assumptions. The Company estimates building fair value utilizing a cost approach, which assesses buildup of characteristics including class and quality of the property type, replacement cost of a new property, inclusive of indirect and entrepreneurial costs and compares that to a “go-dark” approach which requires market rate estimates and/or capitalization rates, as well as other available market information. Estimates are based on a number of factors including known and anticipated trends and market and economic conditions. The Company generally uses a sales comparison approach when estimating land fair value, by evaluating recent sales transactions in the market and making adjustments for certain characteristics such as market conditions, timing and possible appreciation, and location.

The fair value of other tangible assets of an acquired property considers a market rate per square foot for improvements and applies that rate to the square footage of the acquired property.

The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include various market leasing assumptions such as market rent, market expenses, downtime assumptions, and expectations of lease renewals.

Acquired above-market and below-market leases are recorded at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in place lease and (2) management’s estimate of fair market lease rates for each corresponding in place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for leasing commissions, legal and other related costs during hypothetical expected lease-up periods. A change in any of the assumptions above, which are subjective, could have a material impact on the Company’s results of operations.

The allocation of the purchase price directly affects the following in the Company’s consolidated financial statements:

•
The amount of purchase price allocated to the various tangible and intangible assets and liabilities on the Company’s Consolidated Balance Sheets.
•
The amounts allocated to the value of above-market and below-market lease values are amortized to rental income over the remaining terms of the respective leases. The amount allocated to the value of debt premium (discount) is amortized to interest expense over the respective debt term. The amounts allocated to all other tangible and intangible assets are recognized in depreciation or amortization expense. Thus, depending on the amounts allocated between land and other depreciable assets, changes in the purchase price allocation among the Company’s assets could have a material impact on net income.
•
The period of time over which tangible and intangible assets are depreciated varies greatly, and thus, changes in the amounts allocated to these assets will have a direct impact on the Company’s results of operations. Intangible assets are generally amortized over the respective life of the leases. The Company depreciates its buildings over a maximum of 40 years, but does not depreciate land. These differences in timing could have a material impact on results of operations.

Recent Accounting Pronouncements

See “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 2. Significant Accounting Policies.” for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of its business, the Company does not expect to have any off-balance sheet financings or liabilities.

From time to time, the Company may become party to certain legal proceedings in the ordinary course of business. As of June 30, 2026, management is not aware of any material litigation involving the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this item in this Quarterly Report.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of the Company’s President (principal executive officer) and Treasurer (principal financial and accounting officer), carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report and determined that the Company’s disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in the Company’s registration statement on Form 10, initially filed with the Securities and Exchange Commission on April 28, 2026, and as amended on June 24, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2026, the Company issued common shares that were not registered under the Securities Act, as discussed below.

As described in “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 12. Related Party Transactions.”, the Investment Manager is entitled to a management fee equal to 1% of the NAV per year, payable quarterly in arrears. This fee is offset by any non-permitted affiliate fees incurred. The management fee may be paid, at the Investment Manager’s election, in either (i) cash or (ii) shares with an aggregate value equivalent to the cash fee otherwise payable. For the three months ended June 30, 2026, the Investment Manager elected to receive the management fee in shares, which amounted to approximately $1.0 million. Shares are settled at the prevailing NAV of the subscription period.

During the three months ended June 30, 2026, the Company also sold shares to certain accredited investors in the Company’s ongoing private offering of shares and issued shares to the Company’s existing shareholders pursuant to the DRIP. The following table sets forth additional information regarding the sale of shares pursuant to the Company’s ongoing private offering (inclusive of shares issued pursuant to the DRIP) during the three months ended June 30, 2026:

Date	Total Proceeds - Private Offering Shares ($)	Shares Sold in Private Offering(1)	Total Proceeds - DRIP Shares ($)	Shares Issued Pursuant to DRIP(2)	Total Proceeds (Inclusive of DRIP) ($)	Total Shares Issued (Inclusive DRIP Shares)
April 2026	$7,568,986	654,044	$3,093,490	269,137	$10,662,476	923,181
May 2026	21,060,652	1,832,301	—	—	21,060,652	1,832,301
June 2026	7,467,699	646,308	—	—	7,467,699	646,308
	$36,097,337	3,132,653	$3,093,490	269,137	$39,190,827	3,401,790
(1)
Shares are issued in the Company’s ongoing private offering pursuant to accepted subscription orders as of the first business day of each month.
(2)
Cash distributions attributable to the common shares owned by DRIP participants will be immediately reinvested in additional common shares on behalf of the participants on the business day such distributions would have been paid to such participants.

None of the common shares issued in the transactions described above were registered under the Securities Act in reliance upon the exemptions from registration under the Securities Act provided by Section 4(a)(2) of the Securities Act and Rule 506(b) under Regulation D promulgated under the Securities Act.

Share Repurchase Plan

The Company has adopted a share repurchase plan whereby, following the third anniversary of the initial closing held on February 1, 2023 (the “Lock-Out Period”), shareholders may request that the Company repurchase all or a portion of their shares on a quarterly basis. At the discretion of the Trustee, the Company has commenced the share repurchase plan effective as of February 1, 2026. Prior to the commencement of the share repurchase plan, exceptions to the Lock-Out Period could be granted in certain limited circumstances in the Trustee’s sole discretion.

Shares will be repurchased pursuant to the share repurchase plan as of the last calendar day of each quarter (a “Repurchase Date” at a repurchase price equal to the transaction price applicable to such Repurchase Date (which will generally be equal to the most recently determined NAV per share as of the Repurchase Date); provided, however, that any shares that have been held for less than 12 months will be repurchased at a price equal to 98% of the applicable transaction price (the “Early Repurchase Deduction”). The Company is not obligated to repurchase any shares pursuant to the share repurchase plan and may choose to repurchase only some, or none, of the shares that have been requested to be repurchased in any quarter at the Trustee’s sole discretion. In addition, the aggregate NAV of total repurchases of shares in a quarter will be limited to no more than 5.0% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding three months). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

During the three months ended June 30, 2026, the Company repurchased shares pursuant to the share repurchase plan in the following amounts:

Repurchase Date	Total Number of Shares Repurchased⁽¹⁾	Price Paid per Share	Total Amount of the Repurchase, Net⁽²⁾⁽³⁾	Repurchases as a Percentage of NAV⁽⁴⁾	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program⁽⁵⁾
June 2026	823,170	$11.61	$9,554,033	2.3%	823,170	—
	823,170	$11.61	$9,554,033	2.3%	823,170	—
(1)
Repurchases are limited under the share repurchase plan as described above.
(2)
Share repurchases were funded from sources permitted under the Company's share repurchase plan.
(3)
Amount shown net of Early Repurchase Deduction.
(4)
Represents aggregate NAV of the shares repurchased under the Company's Share Repurchase Plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(5)
All repurchase requests under the Company's share repurchase plan were satisfied.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our Trustee or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2026.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Certificate of Trust of Fidelity Core Real Estate Fund (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56839) filed on April 28, 2026 and incorporated herein by reference)

3.2

Amendment to Certificate of Trust of Fidelity Core Real Estate Fund (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-56839) filed on April 28, 2026 and incorporated herein by reference)

3.3

Amendment to Certificate of Trust of Fidelity Core Real Estate Fund (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 10 (File No. 000-56839) filed on April 28, 2026 and incorporated herein by reference)

3.4

Declaration of Trust of Fidelity Core Real Estate Fund (filed as Exhibit 3.4 to the Company’s Registration Statement on Form 10 (File No. 000-56839) filed on April 28, 2026 and incorporated herein by reference)

4.1

Fidelity Core Real Estate Fund Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 (File No. 000-56839) filed on April 28, 2026 and incorporated herein by reference)

4.2

Fidelity Core Real Estate Fund Share Repurchase Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 10 (File No. 000-56839) filed on April 28, 2026 and incorporated herein by reference)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

The agreements and other documents filed as exhibits to this Quarterly Report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY CORE REAL ESTATE FUND

Date: August 12, 2026	By:	/s/ Ellen Hall
	Name:	Ellen Hall
	Title:	President (Principal Executive Officer)

FIDELITY CORE REAL ESTATE FUND

Date: August 12, 2026	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	Treasurer (Principal Financial Officer and Principal Accounting Officer)

1.9923369.100

COREREIT-10Q2-0826