Form 10-Q
period 2026-09-30
Fidelity Core Real Estate Fund
filed 2026-11-12
CIK 1953520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2026, the registrant had the following shares outstanding: 40,066,893 Class I common shares of beneficial interest, 0 Class S common shares of beneficial interest, and 0 Class F common shares of beneficial interest, respectively.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Core Real Estate Fund

Consolidated Balance Sheets

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Investments in real estate, net of accumulated depreciation	$490,320,086	$387,846,750
Investments in money market funds, at fair value	69,262,224	31,308,636
Investments in real estate debt, at fair value	26,044,949	19,273,251
Investments in real estate securities, at fair value	569,625	518,631
Bi-lateral OTC swaps, at fair value	800,855	—
Intangible assets, net	36,488,342	28,603,318
Cash	9,690,110	4,582,524
Restricted cash	936,416	485,010
Receivables, net	5,023,267	4,384,553
Other assets	1,054,776	1,080,149
Total assets	$640,190,650	$478,082,822
Liabilities
Mortgages payable, net	$242,290,253	$146,535,081
Intangible liabilities, net	22,891,198	19,285,352
Repurchases of common shares payable	7,553,672	—
Distributions payable	1,649,448	4,173,578
Incentive fee payable	2,762,344	2,873,858
Management fee payable	1,093,171	885,646
Deferred revenue	1,108,503	911,686
Accounts payable, accrued expenses, and other liabilities	6,845,537	2,733,480
Total liabilities	286,194,126	177,398,681
Commitments and contingencies (Note 13)
Redeemable non-controlling interest in consolidated joint ventures	7,216,774	6,660,132
Redeemable Class I common shares, no par value (unlimited shares authorized), 696,861 and 447,513 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	8,085,394	5,127,105
Equity
Class I common shares, no par value (unlimited shares authorized), 37,308,843 and 31,146,566 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Class S common shares, no par value (unlimited shares authorized), no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class F common shares, no par value (unlimited shares authorized), no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	407,962,236	336,988,380
Accumulated deficit and cumulative distributions	(69,267,880)	(48,091,476)
Total equity	338,694,356	288,896,904
Total liabilities, redeemable equity and equity	$640,190,650	$478,082,822

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Core Real Estate Fund

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Revenue from leases	$12,440,431	$8,396,176	$33,462,337	$23,401,908
Total revenues	12,440,431	8,396,176	33,462,337	23,401,908
Expenses
Rental property operating	3,000,045	2,282,652	8,447,925	6,217,861
General and administrative	1,028,963	640,379	2,600,593	1,795,092
Management fee	1,093,171	798,982	3,084,542	2,115,757
Incentive fee	976,353	834,739	2,762,344	2,230,410
Depreciation and amortization	5,822,659	5,123,296	16,946,119	13,935,278
Total expenses	11,921,191	9,680,048	33,841,523	26,294,398
Other income (expense)
Net realized gain (loss) on real estate securities	6,510	(2,550)	4,944	10,218
Change in unrealized gain (loss) on real estate securities	(39,396)	2,959	33,628	(11,896)
Change in unrealized gain (loss) on real estate debt	(40,620)	6,379	(63,084)	(6,994)
Net realized gain (loss) on swaps	(22,425)	—	(23,745)	—
Change in net unrealized appreciation (depreciation) on swaps	980,800	—	808,071	—
Dividend and interest income	974,744	1,056,370	2,631,158	2,505,945
Interest expense	(3,669,530)	(2,340,325)	(9,123,118)	(6,676,249)
Total other income (expense)	(1,809,917)	(1,277,167)	(5,732,146)	(4,178,976)
Net income (loss)	$(1,290,677)	$(2,561,039)	$(6,111,332)	$(7,071,466)
Net income (loss) attributable to redeemable non-controlling interest in consolidated joint ventures	(30,533)	(106,559)	(124,058)	(314,743)
Net income (loss) attributable to common shareholders	$(1,260,144)	$(2,454,480)	$(5,987,274)	$(6,756,723)
Net income (loss) per share attributable to Class I common shares - basic and diluted	$(0.03)	$(0.09)	$(0.17)	$(0.27)
Weighted-average shares of Class I common shares outstanding, basic and diluted	37,501,851	27,682,021	35,378,261	24,632,329

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Core Real Estate Fund

Consolidated Statements of Changes in Equity

(Unaudited)

	Class I
	Shares Outstanding	Amount	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Equity
Balance as of June 30, 2026	35,434,222	$—	$386,223,722	$(62,839,211)	$323,384,511
Issuance of common shares	2,056,748	—	23,838,939	—	23,838,939
Net income (loss)	—	—	—	(1,260,144)	(1,260,144)
Interest in redeemable non-controlling interests in joint ventures	—	—	—	(230,189)	(230,189)
Interest in redeemable common shares	—	—	—	(37,143)	(37,143)
Repurchases of common shares, net of early repurchase deductions	(653,970)	—	(7,553,672)	—	(7,553,672)
Distributions declared on common shares	—	—	—	(4,901,193)	(4,901,193)
Distribution reinvestment	471,843	—	5,453,247	—	5,453,247
Balance as of September 30, 2026	37,308,843	$—	$407,962,236	$(69,267,880)	$338,694,356

	Class I
	Shares Outstanding	Amount	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Equity
Balance as of June 30, 2025	25,266,298	$—	$269,586,045	$(33,740,433)	$235,845,612
Issuance of common shares	2,766,176	—	31,652,597	—	31,652,597
Net income (loss)	—	—	—	(2,454,480)	(2,454,480)
Interest in redeemable non-controlling interests in joint ventures	—	—	—	(747,327)	(747,327)
Interest in redeemable common shares	—	—	—	(21,971)	(21,971)
Distributions declared on common shares	—	—	—	(4,093,179)	(4,093,179)
Distribution reinvestment	233,347	—	2,654,155	—	2,654,155
Balance as of September 30, 2025	28,265,821	$—	$303,892,797	$(41,057,390)	$262,835,407

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Core Real Estate Fund

Consolidated Statements of Changes in Equity

(Unaudited)

	Class I
	Shares Outstanding	Amount	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Equity
Balance as of December 31, 2025	31,146,566	$—	$336,988,380	$(48,091,476)	$288,896,904
Issuance of common shares	7,324,372	—	84,448,602	—	84,448,602
Net income (loss)	—	—	—	(5,987,274)	(5,987,274)
Interest in redeemable non-controlling interest in joint ventures	—	—	—	(915,251)	(915,251)
Interest in redeemable common shares	—	—	—	(81,271)	(81,271)
Repurchases of common shares, net of early repurchase deductions	(2,165,113)	—	(25,023,610)	—	(25,023,610)
Distributions declared on common shares	—	—	—	(14,192,608)	(14,192,608)
Distribution reinvestment	1,003,018	—	11,548,864	—	11,548,864
Balance as of September 30, 2026	37,308,843	$—	$407,962,236	$(69,267,880)	$338,694,356

	Class I
	Shares Outstanding	Amount	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Equity
Balance as of December 31, 2024	19,270,139	$—	$201,829,983	$(22,589,969)	$179,240,014
Issuance of common shares	8,374,102	—	95,045,200	—	95,045,200
Net income (loss)	—	—	—	(6,756,723)	(6,756,723)
Interest in redeemable non-controlling interest in joint ventures	—	—	—	(1,384,405)	(1,384,405)
Interest in redeemable common shares	—	—	—	(63,379)	(63,379)
Distributions declared on common shares	—	—	—	(10,262,914)	(10,262,914)
Distribution reinvestment	621,580	—	7,017,614	—	7,017,614
Balance as of September 30, 2025	28,265,821	$—	$303,892,797	$(41,057,390)	$262,835,407

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Core Real Estate Fund

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(6,111,332)	$(7,071,466)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Issuance of redeemable common shares as consideration for management fee	2,877,018	1,854,463
Depreciation and amortization	16,946,119	13,935,278
Net realized (gain) loss on investments in real estate securities	(4,944)	(10,218)
Change in unrealized (gain) loss on real estate securities	(33,628)	11,896
Change in unrealized (gain) loss on real estate debt	63,084	6,994
Change in net unrealized depreciation (appreciation) on swaps	(808,071)	—
Amortization of straight line rent	(900,238)	(644,334)
Amortization of above and below-market lease intangibles	(1,274,429)	(1,171,788)
Amortization of debt (premium)/discount	654,514	654,514
Amortization of debt issuance and deferred financing costs	414,782	328,171
Net accretion of discount (amortization of premium) on real estate debt	(427)	732
Change in assets and liabilities:
Decrease (increase) in other assets	23,890	(1,303,087)
Decrease (increase) in receivables, net	261,524	—
Increase (decrease) in performance participation allocation payable	—	(2,731,835)
Increase (decrease) in incentive fee payable	(111,514)	2,230,410
Increase (decrease) in due to affiliate	—	4,534
Increase (decrease) in management fee payable	207,525	270,343
Increase (decrease) in Bi-lateral OTC swaps, at fair value	7,216	—
Increase (decrease) in deferred revenue	196,817	—
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	3,898,763	1,957,216
Net cash provided by operating activities	16,306,669	8,321,823
Cash flows from investing activities:
Acquisitions of real estate and related intangibles	(120,937,285)	(62,642,796)
Capital improvements to real estate	(1,273,625)	(1,368,203)
Net proceeds (purchases) for money market funds	(37,953,588)	(25,243,581)
Purchase of real estate debt	(7,008,438)	(25,142,288)
Proceeds from repayment of real estate debt	174,083	—
Purchase of real estate securities	(142,551)	(125,826)
Proceeds from sale of real estate securities	130,128	117,405
Net cash used in investing activities	(167,011,276)	(114,405,289)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Core Real Estate Fund

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Proceeds from issuance of common shares	84,448,602	95,045,200
Proceeds from mortgages payable	95,850,000	13,500,000
Payment of deferred financing costs	(1,162,640)	(286,279)
Repurchases of common shares, net of early repurchase deductions	(17,469,938)	—
Distributions paid	(5,167,874)	(1,905,301)
Distributions paid to non-controlling interest in consolidated joint ventures	(259,999)	(256,500)
Contributions from non-controlling interest in consolidated joint ventures	25,448	45,247
Net cash provided by financing activities	156,263,599	106,142,367
Net increase (decrease) in cash and restricted cash during the period	5,558,992	58,901
Cash and restricted cash, beginning of period	5,067,534	6,309,823
Cash and restricted cash, end of period	$10,626,526	$6,368,724
Reconciliation of cash and restricted cash to the Consolidated Balance Sheets, end of period:
Cash	9,690,110	5,891,037
Restricted cash	936,416	477,687
Total cash and restricted cash	$10,626,526	$6,368,724
Supplemental disclosures:
Interest paid on mortgages payable and revolving line of credit	$7,656,030	$2,003,705
Supplemental non-cash financing and investing activities
Accrued capital improvements	$367,366	$111,458
Distribution reinvestments	$11,548,864	$7,017,614
Accrued distributions	$1,649,448	$4,093,179
Accrued repurchases of common shares	$7,553,672	$—

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Core Real Estate Fund

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Business Purpose

Fidelity Core Real Estate Fund, a Maryland statutory trust, (the “Company”) was formed on February 1, 2023 to acquire and actively manage a diversified portfolio of stabilized, income-generating real estate assets located in the United States. The Company currently conducts a continuous private offering of up to $2.0 billion of its common shares of beneficial interest (the “Offering”). The common shares of beneficial interest (“common shares”) are being offered and sold in the Offering in transactions exempt from registration under Section 4(a)(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. Effective August 20, 2026, the Offering consists of three classes of common shares of beneficial interest (referred to herein as “common shares” or “shares”): Class I, Class S and Class F common shares. The Trustee, as defined below, may increase the amount of common shares offered and may terminate the Offering at any time. As of September 30, 2026, no Class S or Class F common shares were outstanding. The Company owns all or substantially all of its investments through Fidelity Core Real Estate Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). Fidelity CRET Trustee LLC, a Delaware limited liability company, is the sole trustee (the “Trustee”) of the Company. The Company is externally managed by Fidelity Diversifying Solutions LLC, a Delaware limited liability company and an affiliate of the Trustee (the “Investment Manager” or “FDS”).

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

Principles of Consolidation

The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights. For partially owned entities, such as ownership in an entity through joint venture arrangements (“JV” or “JVs”), the Company must determine whether it has a controlling financial interest. The Company first considers whether the entity is a variable interest entity (“VIE”), and if so, whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has both the power to direct the most significant activities impacting the economic performance of the VIE and the obligation to absorb losses or receive benefits significant to the VIE. If the partially owned entity is not determined to be a VIE, the Company then must consider if it has a controlling financial interest via the voting interest entity model (“VOE”). The Company would have a controlling financial interest if it has the power to control the decisions made in the ordinary course of the entity’s business. If it is determined that the Company is the primary beneficiary of the VIE or has a controlling financial interest via the VOE model, the Company would consolidate the JV entity. See “Note 10. Equity and Redeemable Non-controlling Interest” for a detailed description of the Company’s consolidated JVs and their treatment.

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

Whether the acquisition of a property is considered a business combination or asset acquisition, the Company recognizes the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity as applicable.

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

Acquired land and land improvements have been valued using a sales comparison approach, identifying recent transactions of similar types in the general market area with appropriate adjustments. Building and site improvements as well as furniture, fixtures, and equipment have been valued at the replacement cost less depreciation. Lease origination costs, including legal and marketing costs, have been valued using a sales comparison approach. Acquired above-market and below-market leases are recorded at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in place lease and (2) management’s estimate of fair market lease rates for each corresponding in place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases.

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

Intangible assets and intangible liabilities are recorded as Intangible Assets, Net and Intangible Liabilities, Net on the Company’s Consolidated Balance Sheets. On the Company’s Consolidated Statements of Operations, the amortization of above or below market leases is recorded as a component of Revenue from Leases, and amortization of all other lease intangibles is recorded as a component of Depreciation and Amortization. Included within the Company’s Intangible Liabilities, Net on the Company's Consolidated Balance Sheets are below-market leases acquired upon acquisition of a property and below-market leases from land rights, representing land subject to long-term ground leases in which the Company owns and holds the land rights. Ground leases generally represent ownership of the land underlying commercial real estate buildings that are net leased by the owner of the land to the owners/operators of the real estate buildings built thereon. Under a ground lease, the tenant is generally responsible for all property operating expenses, such as maintenance, real estate taxes and insurance and is also responsible for development costs and capital expenditures. Ground leases are long-term contracts with base terms typically ranging from 30 to 99 years, often inclusive of tenant renewal options. For the Company, these land rights represent the below market value of the related ground leases. The Company assessed the acquired ground leases to determine if the lease terms were favorable or unfavorable, given market conditions at the acquisition date. As the market rents to be received under the Company’s ground leases were determined to be lower than prevailing market rates, the Company concluded that the ground leases were below market and were therefore required to be recorded as definite lived intangible liabilities on its books.

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

Depreciation expense is recorded as a component of Depreciation and Amortization on the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2026, depreciation expense was approximately $4.0 million and $11.1 million, respectively. For the three and nine months ended September 30, 2025, depreciation expense was approximately $3.0 million and $8.2 million, respectively. Amortization of above-market and below-market leases is recorded on the Company’s Consolidated Statements of Operations as an adjustment to Revenue from Leases. For the three and nine months ended September 30, 2026, amortization of above-market and below-market leases was approximately $0.5 million and $1.3 million, respectively. For the three and nine months ended September 30, 2025, amortization of above-market and below-market leases was approximately $0.4 million and $1.2 million, respectively. Amortization of all other intangible assets is recorded as a component of Depreciation and Amortization on the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2026, amortization of all other intangible assets was approximately $1.8 million and $5.8 million, respectively. For the three and nine months ended September 30, 2025, amortization of all other intangible assets was approximately $2.1 million and $5.7 million, respectively.

Significant improvements to properties are capitalized. When investments in real estate are sold or retired, their costs and related accumulated depreciation or amortization are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period. Repairs and maintenance are expensed to operations as incurred and are included in Rental Property Operating on the Company’s Consolidated Statements of Operations.

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

Restricted Cash

As of September 30, 2026 and December 31, 2025, Restricted Cash on the Company’s Consolidated Balance Sheets consisted of cash received for tenant security deposits.

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

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$69,262,224	$—	$—	$69,262,224
Real estate securities	569,625	—	—	569,625
Real estate debt	—	26,044,949	—	26,044,949
Total Investments	$69,831,849	$26,044,949	$—	$95,876,798
Derivative Instruments:
Assets
Swaps	—	800,855	—	800,855
Total Derivative Instruments	$—	$800,855	$—	$800,855

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$31,308,636	$—	$—	$31,308,636
Real estate securities	518,631	—	—	518,631
Real estate debt	—	19,273,251	—	19,273,251
Total Investments	$31,827,267	$19,273,251	$—	$51,100,518

Valuation of Financial Instruments Not Carried at Fair Value

The fair values of short-term financial instruments such as cash, restricted cash, accounts receivable, net, other assets, accounts payable, accrued expenses, and other liabilities, and due to affiliates approximate their carrying value on the accompanying Consolidated Balance Sheets due to their short-term nature.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the Consolidated Balance Sheets:

	September 30, 2026		December 31, 2025
	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value
Mortgages payable⁽¹⁾	$248,956,100	$234,683,344	$153,106,100	$150,686,770
Total	$248,956,100	$234,683,344	$153,106,100	$150,686,770
(1)
As of September 30, 2026, mortgages payable does not include unamortized debt issuance costs of approximately $3.0 million or unamortized debt discount of approximately $3.7 million. As of December 31, 2025, mortgages payable does not include unamortized debt issuance costs of approximately $2.2 million or unamortized debt discount of approximately $4.4 million.

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

The Company and TRS file a U.S. federal tax return, in addition to state and local tax returns as required. The federal income tax returns of the Company and TRS are generally subject to examination by the Internal Revenue Service (“IRS”) for a period of three years after they are filed. State and local tax returns may be subject to examination for an additional period of time depending on the jurisdiction.

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

Redeemable Common Shares

The Company classifies Class I common shares issued to the Investment Manager as settlement of the management fee as redeemable common shares on the Company’s Consolidated Balance Sheets. The Company determined that this should be classified as redeemable as the Investment Manager has been deemed to have full control over when the shares can be redeemed. The Company issues redeemable Class I common shares at a value equivalent to the cash fee otherwise payable for the period. The carrying amount of the redeemable Class I common shares will be adjusted so that the carrying amount will equal the estimated redemption value at period end. This is reflected on the Company’s Consolidated Balance Sheets as an adjustment between Accumulated Deficit and Cumulative Distributions and redeemable common shares. Redemption value is determined based on the Company’s NAV per Class I common shares as of the balance sheet date.

Earnings (Loss) Per Share

The Company calculates basic earnings (loss) per share (“EPS”) for its common shares by dividing net earnings (loss) attributable to common shareholders allocated to each respective share class for the period by the weighted average number of shares outstanding for that class during the period, including redeemable common shares, when applicable. Each class of the Company's common shares generally represents substantially similar ownership interests in the Company but may differ with respect to class-specific fees, expenses and distributions.

The Company calculates diluted EPS considering the effect of dilutive instruments, such as unissued common shares payable at the Investment Manager’s election as settlement for management fees, by dividing net income (loss) attributable to common shareholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. For the three and nine months ended September 30, 2026 and 2025, respectively, the unissued common shares payable at the Investment Manager's election as settlement for management fees were excluded from the calculation of EPS, as the inclusion of such potential common shares in the calculation would be antidilutive due to the net loss position of the Company, for each period presented.

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

Note 3. Investments in Real Estate

Investments in real estate consisted of the following:

	September 30, 2026	December 31, 2025
Building and improvements	$370,851,174	$305,828,611
Land and land improvements	149,950,704	101,414,821
Furniture, fixtures, and equipment	2,670,389	2,649,516
Total	523,472,267	409,892,948
Accumulated depreciation	(33,152,181)	(22,046,198)
Investments in real estate, net	$490,320,086	$387,846,750

Acquisitions

The following table details the properties acquired during the nine months ended September 30, 2026:

Property Name	Property Type	Acquisition Date	Square Footage	Purchase Price(1)
Vineyard Towne Center	Retail	April 21, 2026	229,948	$69,467,724
Copper Point	Medical Office	June 11, 2026	93,565	51,469,561
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

The following table summarizes the allocation of the total cost for the properties acquired during the nine months ended September 30, 2026 and the year ended December 31, 2025:

	September 30, 2026	December 31, 2025
Building and building improvements	$63,932,386	$87,015,002
Land and land improvements	48,380,741	37,505,006
In place tenant leases	9,457,797	7,731,288
Leasing commissions	3,337,891	1,899,615
Above-market leases	779,522	1,167,912
Furniture, fixtures and equipment	—	957,229
Legal and marketing	238,460	143,233
Below-market leases	(5,189,512)	(4,324,369)
Total purchase price⁽¹⁾	$120,937,285	$132,094,916
(1)
Purchase price is inclusive of acquisition-related costs.

Note 4. Intangibles

When a new property is acquired, the Company assesses the fair value of all acquired intangible assets and liabilities, including in place tenant leases, leasing commissions, above and below market leases, and legal and marketing. The value of these intangible assets and liabilities is recorded as components of Intangible Assets, Net and Intangible Liabilities, Net on the Company’s Consolidated Balance Sheets.

As of September 30, 2026 and December 31, 2025, the gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities were:

	September 30, 2026
	Gross	Accumulated Amortization	Net
Intangible assets:
In place tenant leases	$40,979,364	$(16,098,849)	$24,880,515
Leasing commissions	12,220,782	(3,330,929)	8,889,853
Above-market leases	3,063,561	(773,762)	2,289,799
Legal and marketing	602,104	(173,929)	428,175
Total intangible assets	$56,865,811	$(20,377,469)	$36,488,342
Intangible liabilities:
Below-market leases	$27,452,161	$(4,560,963)	$22,891,198
Total intangible liabilities	$27,452,161	$(4,560,963)	$22,891,198

	December 31, 2025
	Gross	Accumulated Amortization	Net
Intangible assets:
In place tenant leases	$31,521,566	$(11,433,033)	$20,088,533
Leasing commissions	8,662,163	(2,223,512)	6,438,651
Above-market leases	2,284,038	(464,524)	1,819,514
Legal and marketing	363,644	(107,024)	256,620
Total intangible assets	$42,831,411	$(14,228,093)	$28,603,318
Intangible liabilities:
Below-market leases	$22,262,649	$(2,977,297)	$19,285,352
Total intangible liabilities	$22,262,649	$(2,977,297)	$19,285,352

As of September 30, 2026, the estimated future amortization on the Company’s in place tenant leases, leasing commissions, above-market leases, and legal and marketing for each of the next five years and thereafter is as follows:

	In Place Tenant Leases	Leasing Commissions	Above-market Leases	Legal and Marketing
2026 (remaining)	$1,308,669	$386,973	$99,018	$23,598
2027	4,351,258	1,395,103	356,940	82,045
2028	3,616,271	1,239,987	344,211	66,714
2029	2,859,854	1,034,777	321,376	50,531
2030	2,525,732	947,066	313,108	40,527
2031	2,189,320	795,115	205,104	36,608
Thereafter	8,029,411	3,090,832	650,042	128,152
	$24,880,515	$8,889,853	$2,289,799	$428,175

As of September 30, 2026, the estimated future amortization on the Company’s below-market leases for each of the next five years and thereafter is as follows:

Below-market Leases
2026 (remaining)	$(560,047)
2027	(2,023,985)
2028	(1,826,014)
2029	(1,621,454)
2030	(1,551,285)
2031	(1,530,458)
Thereafter	(13,777,955)
$(22,891,198)

The remaining weighted-average amortization period for intangible assets and liabilities acquired in connection with the Company’s acquisitions during the nine months ended September 30, 2026 is 10.75 years. This includes a weighted average amortization period of 9.80 years for in place tenant leases, 11.06 years for leasing commissions, 12.79 years for above-market leases, 8.98 years for legal and marketing, and 12.06 years for below-market leases.

Note 5. Investments in Real Estate Securities, at Fair Value

As of September 30, 2026 and December 31, 2025, the Company’s investments in real estate securities consisted of shares of common stock of publicly listed REITs. Investments in real estate securities are valued using the policies and procedures outlined in “Note 2. Significant Accounting Policies.”

The following table summarizes the investments in real estate securities, at fair value:

	September 30, 2026	December 31, 2025
Cost	$501,094	$483,728
Unrealized gain (loss)	68,531	34,903
Investments in real estate securities, at fair value	$569,625	$518,631

Note 6. Investments in Real Estate Debt, at Fair Value

As of September 30, 2026 and December 31, 2025, the Company’s investment in real estate debt consisted of CMBS. Investments in real estate debt are valued using the policies and procedures outlined in “Note 2. Significant Accounting Policies.”

The following table details the Company’s investments in real estate debt as of September 30, 2026:

Type of Security	Weighted Average Coupon	Weighted Average Maturity Date	Face Amount	Amortized Cost Basis	Fair Value
CMBS	6.8%	October 23, 2039	$26,110,902	$26,108,033	$26,044,949
Total investments in real estate debt	6.8%	October 23, 2039	$26,110,902	$26,108,033	$26,044,949

The following table details the Company’s investments in real estate debt as of December 31, 2025:

Type of Security	Weighted Average Coupon	Weighted Average Maturity Date	Face Amount	Amortized Cost Basis	Fair Value
CMBS	6.8%	August 24, 2039	$19,284,985	$19,286,875	$19,273,251
Total investments in real estate debt	6.8%	August 24, 2039	$19,284,985	$19,286,875	$19,273,251

The following table summarizes the Company’s investments in real estate debt, at fair value:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Beginning balance	$19,273,251	$—
Additions	7,008,438	25,142,288
Repayments	(174,083)	(5,855,031)
Premium amortization (discount accretion)	427	(382)
Change in unrealized gain (loss)	(63,084)	(13,624)
Ending balance	$26,044,949	$19,273,251

Note 7. Derivative Instruments

Risk Exposures and the Use of Derivative Instruments

Derivatives were used to manage exposure to the following risk(s):

•
Interest Rate Risk – Interest rate risk relates to the fluctuations in the value of interest-bearing assets or liabilities due to changes in the prevailing levels of market interest rates.

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

The following table details the Company’s outstanding interest rate derivatives as of September 30, 2026:

	September 30, 2026
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Strike	Index	Weighted Average Maturity (Years)
Interest rate swaps - property debt	1	$26,675,000	4.008%	SOFR	4.7
Total derivatives not designated as hedging instruments		$26,675,000

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Swaps

The following table, which reflects the impacts of derivatives on the financial performance, is a summary of the net realized gain (loss) and net change in unrealized appreciation (depreciation) on swaps for the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
Primary Risk Exposure/ Derivative Type	Net Realized Gain (Loss)	Change in Net Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Change in Net Unrealized Appreciation (Depreciation)
Interest Rate Risk
Interest rate swaps - property debt	$(22,425)	$980,800	$(23,745)	$808,071
Total Interest Rate Risk	$(22,425)	$980,800	$(23,745)	$808,071

The following table is a summary of the Company’s value of derivative instruments by primary risk exposure as of September 30, 2026:

	Fair Value of Derivatives Position(1)
	September 30, 2026
Primary Risk Exposure/ Derivative Type	Value
Interest Rate Risk	Asset	Liability
Interest rate swaps - property debt	$800,855	$—
Total derivatives not designated as hedging instruments	$800,855	$—
(1)
Included in bi-lateral OTC swaps, at value in an asset position, in the Company's Consolidated Balance Sheets.

The Company’s volume of activity in interest rate swaps is represented by the average monthly notional amount, which was approximately $11.9 million for the nine months ended September 30, 2026. The Company did not have any derivative activity in 2025.

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

As of September 30, 2026, the Company was in a net asset position of approximately $0.8 million with one counterparty. Bi-lateral swap derivative transactions are secured by rights to non-financial collateral, such as real property. The Company did not have any derivative activity in 2025.

Note 8. Debt

Mortgages Payable, Net

The following table details the mortgages obtained by the Company on the following properties:

			Principal Balance Outstanding as of
Property	Interest Rate	Maturity Date	September 30, 2026	December 31, 2025
Fixed rate loans:
Creekstone	5.73%	May 1, 2029	$10,350,000	$10,350,000
Sylva on Main	5.08%	December 1, 2029	16,500,000	16,500,000
Millside at Heritage Park	5.25%	February 3, 2030	7,987,500	7,987,500
Northmark Commerce Center	6.59%	January 1, 2031	12,250,000	12,250,000
Trails at Silverdale	3.28%	January 5, 2031	32,615,100	32,615,100
Riverway Plaza	5.95%	July 1, 2031	12,732,500	12,732,500
Independence Square	5.96%	June 1, 2032	13,500,000	13,500,000
Vineyard Towne Center	5.32%	June 1, 2032	34,800,000	—
Gold Star	5.46%	February 26, 2033	15,500,000	—
Chandler Crossroads I	5.19%	April 1, 2033	6,660,000	6,660,000
Chandler Crossroads II	5.19%	April 1, 2033	9,400,000	9,400,000
Thurmon Tanner Logistics Center A	5.80%	September 30, 2033	31,111,000	31,111,000
85 Exchange	5.17%	May 1, 2036	18,875,000	—
Total fixed rate loans			222,281,100	153,106,100
Variable rate loans⁽¹⁾:
Copper Point	SOFR + 1.63%(2)	June 26, 2031	26,675,000	—
Total variable rate loans			26,675,000	—
Total mortgages payable			248,956,100	153,106,100
Debt mark-to-market, net			(3,711,821)	(4,366,335)
Deferred financing costs, net			(2,954,026)	(2,204,684)
Mortgages payable, net			$242,290,253	$146,535,081
(1)
For variable rate loans, the Company’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2026, were approximately $26.7 million and 5.31%, respectively, and $11.9 million and 1.89%, respectively. The Company’s weighted average interest rate as of September 30, 2026, was 5.31%.
(2)
Represents a spread over the relevant floating benchmark rates. As of September 30, 2026, the Company had an outstanding interest rate swap to mitigate its exposure to potential future interest rate increases under the floating-rate debt. Total weighted average interest rate does not include the impact of derivatives. For additional details on the Company’s interest rate swaps see “Note 7. Derivative Instruments.”

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all loan covenants related to its mortgage agreements.

Revolving Line of Credit

The following table details the Company’s revolving credit facility:

			Principal Outstanding Balance as of
Interest Rate	Maturity Date⁽²⁾	Maximum Facility Size⁽³⁾	September 30, 2026	December 31, 2025
3M Term SOFR + applicable margin⁽¹⁾	March 18, 2029	$50,000,000	$—	$—
US 3M + applicable margin⁽⁴⁾	January 27, 2026⁽⁵⁾	$50,000,000	$—	$—
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
(5)
The Company’s revolving line of credit agreement with FMR, which matured on January 27, 2026, was extended under the existing terms until it was amended effective March 18, 2026.

For additional details on the Company’s revolving credit facility see “Note 12. Related Party Transactions.”

The following table presents the future principal payments due in each of the next five years and thereafter under the Company’s outstanding borrowings as of September 30, 2026:

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

The following table details the components of revenue from leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed lease payments	$10,469,717	$7,067,472	$28,255,395	$19,637,461
Variable lease payments	1,970,714	1,328,704	5,206,942	3,764,447
Revenue from leases	$12,440,431	$8,396,176	$33,462,337	$23,401,908

Aggregate minimum annual fixed base rental payments for real estate investments owned by the Company through the non-cancelable leases with terms longer than one year as of September 30, 2026 are as follows:

Year	Future Minimum Rents
2026 (remaining)	$7,354,101
2027	28,771,706
2028	27,445,441
2029	25,002,855
2030	23,497,858
2031	19,771,690
Thereafter	58,121,684
Total	$189,965,335

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts or contractual increases as defined in the lease agreement. These contractual contingent rentals and rental increases that are not fixed are not included in the table above.

Certain of the Company’s investments in real estate are subject to ground leases in which the Company holds the land rights. The Company’s ground leases are classified as operating leases based on the characteristics of each lease. As of September 30, 2026 and December 31, 2025, the Company had seven and two ground leases classified as operating leases, respectively. Each of the Company’s ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases.

The percentage of total revenue attributable to tenants accounting for 10% or more of total revenue, and the corresponding percentage of accounts receivable, are as follows:

			Percentage of Total Revenue
			Three Months Ended September 30,		Nine Months Ended September 30,
Property	Tenant	Weighted Average Lease Term Remaining	2026	2025	2026	2025
Thurmon Tanner	Tenant 1	7.0	10%	14%	11%	15%
		7.0	10%	14%	11%	15%

			Percentage of Total Accounts Receivable
Property	Tenant	Weighted Average Lease Term Remaining	September 30, 2026	December 31, 2025
Thurmon Tanner	Tenant 1	7.0	45%	46%
		7.0	45%	46%

The loss of this tenant could have a material adverse effect on the Company’s financial condition and results of operations.

Note 10. Equity and Redeemable Non-controlling Interest

Effective August 20, 2026, the Company's common shares were redesignated into three classes of common shares consisting of Class I, Class S, and Class F common shares, each without par value. The Company is authorized to issue an unlimited number of shares of each class at the current NAV per common share of the applicable class. All previously issued and outstanding common shares were automatically converted into Class I common shares. The reclassification of the Company's previously outstanding common shares into Class I common shares did not alter shareholders' proportionate ownership interests, voting rights, aggregate NAV, or economic interests and was effected solely to facilitate the creation of additional share classes.

Each class of common shares represents an equity ownership interest in the Company and is generally entitled to participate ratably in distributions and liquidation proceeds and is entitled to one vote per share on matters submitted to shareholders, subject to any class-specific rights established in the Company’s Amended and Restated Declaration of Trust, effective August 20, 2026, (amended as of October 28, 2026, the “Declaration of Trust”).

The rights and privileges of the share classes are substantially similar; however, certain differences exist with respect to management fees, shareholder servicing fees, dealer manager fees, eligibility requirements, intermediary arrangements and conversion features. Differences in NAV and distributions among classes may arise from class-specific management fees, shareholder servicing fees and other class-specific expenses.

Class S and Class F common shares are subject to automatic conversion into Class I common shares upon the occurrence of specified events as set forth in the Declaration of Trust. In addition, certain Class I common shares sold through specified financial intermediaries, or to certain specific investors identified by the Trustee, will automatically convert into Class F common shares upon achievement of certain investment thresholds set forth in the Declaration of Trust (as may be adjusted by the Trustee in its discretion). The conversion of Class I common shares into Class F common shares is subject to limitations set forth in the Declaration of Trust and will automatically terminate once an aggregate issuance threshold of Class F common shares has been reached. As of September 30, 2026, no Class S or Class F common shares were outstanding.

The Trustee may, without shareholder approval, classify or reclassify any unissued shares and establish or amend the rights, preferences, conversion rights, voting powers, restrictions, limitations as to distributions and other terms of such shares in accordance with the Declaration of Trust.

Share Repurchase Plan

The Company has adopted a share repurchase plan (amended as of August 20, 2026, the “Share Repurchase Plan”), whereby, following the third anniversary of the initial closing held on February 1, 2023 (the “Lock-Out Period”), shareholders may request that the Company repurchase all or a portion of their shares on a quarterly basis. Prior to the commencement of the Share Repurchase Plan, exceptions to the Lock-Out Period could be granted in certain limited circumstances in the Trustee’s sole discretion.

Shares will be repurchased pursuant to the Share Repurchase Plan as of the last calendar day of each quarter (a “Repurchase Date") at a repurchase price equal to the transaction price applicable to such Repurchase Date (which will generally be equal to the most recently determined NAV per common share of the applicable class as of the Repurchase Date); provided, however, that any shares that have been held for less than 12 months will be repurchased at a price equal to 98% of the applicable transaction price (the “Early Repurchase Deduction”). The Company is not obligated to repurchase any shares pursuant to the Share Repurchase Plan and may choose to repurchase only some, or none, of the shares that have been requested to be repurchased in any quarter at the Trustee’s sole discretion. In addition, the aggregate NAV of total repurchases of shares of all classes in a quarter will be limited to no more than 5.0% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding three months). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

The following table summarizes the share repurchases completed during the nine months ended September 30, 2026:

Repurchase Date	Total Number of Shares Repurchased⁽¹⁾	Price Paid per Share	Total Amount of the Repurchase, Net⁽²⁾⁽³⁾	Repurchases as a Percentage of NAV⁽⁴⁾	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program⁽⁵⁾
March 2026	687,973	$11.57	$7,915,905	2.1%	687,973	—
June 2026	823,170	11.61	9,554,033	2.3%	823,170	—
September 2026	653,970	11.57	7,553,672	1.7%	653,970	—
	2,165,113	$11.56	$25,023,610	6.1%	2,165,113	—
(1)
Repurchases are limited under the Share Repurchase Plan as described above. All shares repurchased were Class I common shares.
(2)
Share repurchases were funded from sources permitted under the Share Repurchase Plan.
(3)
Amount shown net of Early Repurchase Deduction.
(4)
Represents aggregate NAV of the shares repurchased under the Share Repurchase Plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(5)
All repurchase requests under the Share Repurchase Plan were satisfied.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the IRC. Effective August 20, 2026, distributions are declared on each class of common shares and may differ among classes as a result of class-specific management fees, shareholder servicing fees, dealer manager fees or other expenses allocable to a particular class. Accrued distributions are included in Distributions Payable on the Company’s Consolidated Balance Sheets. As of September 30, 2026, no Class S or Class F common shares were outstanding.

The following tables detail the Company’s distributions for the nine months ended September 30, 2026 and 2025:

Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 30, 2026	March 31, 2026	April 20, 2026	$0.1314	$4,386,142
June 29, 2026	June 30, 2026	July 22, 2026	0.1361	4,905,273
August 28, 2026	August 31, 2026	September 22, 2026	0.0864	3,251,745
September 29, 2026	September 30, 2026	October 21, 2026	0.0434	1,649,448
			$0.3973	$14,192,608

Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 28, 2025	March 31, 2025	April 28, 2025	$0.1218	$2,698,213
June 27, 2025	June 30, 2025	July 25, 2025	0.1357	3,471,522
September 29, 2025	September 30, 2025	October 24, 2025	0.1429	4,093,179
			$0.4004	$10,262,914

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan (“DRIP”) whereby shareholders may elect to have the cash distributions otherwise payable to them by the Company automatically reinvested in additional shares of the applicable class. Any cash distributions attributable to each class of shares owned by shareholders who elect to participate in the DRIP will be reinvested in additional shares of the same class on behalf of the participants effective the first of the month following the declaration date. The per share purchase price for shares of each class purchased pursuant to the DRIP will be equal to the transaction price for shares of each class at the time the distribution is paid (which will generally be equal to the most recently determined NAV per share of each class at the time the distribution is paid). Shares acquired under the DRIP will entitle the participant to the same rights and be treated in the same manner as shares purchased in the Offering.

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

The redemption values of the JVs were greater than the adjusted carrying values for the nine months ended September 30, 2026, as such an adjustment of approximately $0.9 million was recorded to Redeemable Non-controlling Interest in Consolidated Joint Ventures on the Company’s Consolidated Balance Sheet. The redemption values of the JVs were greater than the adjusted carrying values for the year ended December 31, 2025, as such an adjustment of approximately $1.8 million was recorded to Redeemable Non-controlling Interest in Consolidated Joint Ventures on the Company’s Consolidated Balance Sheet.

The following table details the changes in Redeemable Non-controlling Interest in Consolidated Joint Ventures:

	Nine Months Ended	Year Ended
	September 30, 2026	December 31, 2025
Beginning balance	$6,660,132	$5,585,486
Net income (loss) attributed to redeemable non-controlling interest	(124,058)	(396,079)
Contributions	25,448	73,366
Distributions	(259,999)	(365,500)
Redemption value adjustment	915,251	1,762,859
Ending balance	$7,216,774	$6,660,132

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

Note 12. Related Party Transactions

Management Fee

Prior to August 20, 2026, the Company paid the Investment Manager a management fee equal to 1% of the NAV per year, payable quarterly in arrears. Effective August 20, 2026, the Company pays the Investment Manager a management fee (the “Management Fee”) equal to (i) 1.0% of the NAV attributable to Class I common shares, (ii) 1.0% of the NAV attributable to Class S common shares, and (iii) 0.7% of the NAV attributable to Class F common shares, in each case per annum calculated monthly and payable quarterly in arrears. This Management Fee continues to be offset by any non-permitted affiliate fees incurred. In addition, the Investment Manager may elect, at its discretion, to waive reimbursement from the Company for organizational and offering expenses to which it would otherwise be entitled.

The Management Fee may be paid, at the Investment Manager’s election, in either (i) cash, (ii) Class I common shares with an aggregate value equivalent to the cash fee otherwise payable (based upon the then-current NAV per Class I common shares), or (iii) any combination of cash and Class I common shares (with such common shares valued based upon the then-current NAV per Class I common shares). If the Investment Manager elects to receive any portion of its Management Fee in common shares, the Investment Manager may elect to have the Company repurchase such common shares from the Investment Manager at a later date.

Shares held by the Investment Manager will not be subject to any repurchase limits, minimum holding periods or reduction or penalty for an early repurchase otherwise applicable pursuant to the terms of the Share Repurchase Plan. The Investment Manager may, in its sole discretion, elect to waive all or a portion of the Management Fee.

For the three and nine months ended September 30, 2026, the Investment Manager elected to receive the management fee in Class I common shares which amounted to approximately $1.1 million and $3.1 million, respectively. For the three and nine months ended September 30, 2025, the Investment Manager elected to receive the management fee in Class I common shares which amounted to approximately $0.8 million and $2.1 million, respectively. Shares are settled at the prevailing NAV of the subscription period. These shares are recorded as redeemable Class I common shares on the Company’s Consolidated Balance Sheets.

The following table summarizes changes in redeemable Class I common shares for the nine months ended September 30, 2026 and year ended December 31, 2025:

	Shares Outstanding	Redeemable Common Shares
Balance as of December 31, 2024	214,513	$2,405,418
Issuance of redeemable Class I common shares	233,000	2,653,447
Adjustment to carrying value of Class I common shares	—	68,240
Balance as of December 31, 2025	447,513	$5,127,105
Issuance of redeemable Class I common shares	249,348	2,877,018
Adjustment to carrying value of Class I common shares	—	81,271
Balance as of September 30, 2026	696,861	$8,085,394

Performance Participation Allocation

Through December 31, 2024, the Special Limited Partner (“SLP”), Fidelity CRET LP, an affiliated entity of the Investment Manager and the Trustee, held a performance participation interest in the Operating Partnership that entitled the SLP to receive an allocation from the Operating Partnership equal to 12.5% of the total return (sum of all distributions plus change in aggregate NAV for the period). Per the terms of the agreement, the SLP was entitled to start receiving this allocation once the shareholders had received a 5% return, including recovering any loss carryforward. The allocation continued until the total allocation between the SLP and the shareholders was 12.5% and 87.5%, respectively. Such allocation was made and paid annually and accrued monthly. The performance participation allocation could be paid, at the SLP’s election, in either (i) cash or (ii) Operating Partnership units (“OP Units”) of the applicable class, with an aggregate value equivalent to the cash fee otherwise payable. For the year ended December 31, 2024, the SLP elected to receive $10,000 of the performance participation allocation in OP Units and the remainder of their allocation in cash.

Incentive Fee

Effective January 1, 2025, the Company amended the performance participation allocation described above to change the nature of the performance participation from an allocation by the Operating Partnership to the SLP (as described above) to an incentive fee payable to the Investment Manager. The incentive fee payable by the Operating Partnership and by the Company (collectively, the “Incentive Fee”) is calculated in a consistent manner as the previous performance participation allocation as described above. The Incentive Fee accrues monthly and is paid annually.

Effective August 20, 2026, the Incentive Fee may be paid, at the Investment Manager’s election, in (i) cash, (ii) Class I common shares or Class I OP Units, with an aggregate value equivalent to the cash fee otherwise payable (based upon the then-current NAV per Class I common share or NAV per Class I OP Unit, respectively), or (iii) any combination of cash and Class I common shares or Class I OP Units (with such Class I common shares or Class I OP Units valued based upon the then-current NAV per Class I common share or NAV per Class I OP Unit, respectively). If the Investment Manager elects to receive any portion of its Incentive Fee in common shares, the Investment Manager may elect to have the Company repurchase such common shares from the Investment Manager at a later date. Such common shares held by the Investment Manager will not be subject to any repurchase limits, minimum holding periods or reduction or penalty for an early repurchase otherwise applicable pursuant to the terms of the Share Repurchase Plan. If the Investment Manager elects to receive any portion of the Incentive Fee in Class I OP Units, the Investment Manager may elect at a later date to have the Operating Partnership repurchase such Class I OP Units for cash unless the Trustee determines that any such repurchase for cash would be prohibited by applicable law or the Company’s organizational documents, in which case such OP Units will be repurchased for Class I shares with an equivalent aggregate NAV. To the extent the Investment Manager elects to receive the Incentive Fee in cash, the Company may fund the payment from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales of common shares or OP Units).

The Investment Manager will not be obligated to return any portion of the Incentive Fee paid due to the subsequent performance of the Operating Partnership or the Company. The Investment Manager may, in its sole discretion, elect to waive all or a portion of the Incentive Fee.

For the three and nine months ended September 30, 2026, incentive fees were approximately $1.0 million and $2.8 million, respectively, which are included in Incentive Fee on the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, incentive fees were approximately $0.8 million and $2.2 million, respectively, which are included in Incentive Fee on the Company’s Consolidated Statements of Operations.

Dealer Manager and Shareholder Servicing Fees

Effective August 20, 2026, the Company and Fidelity Distributors Company LLC (the “Dealer Manager”) entered into the Dealer Manager Agreement with respect to the Offering, which provides for, among other things, (i) the offer and sale of the Company’s Class I, Class S and Class F common shares, respectively, to “accredited investors” (as defined by Rule 501(a) of the Securities Act) on a best efforts basis in the Offering by the Dealer Manager and other FINRA-member broker dealers, registered investment advisers and certain other offering participants engaged by the Dealer Manager; and (ii) the selling commissions, shareholder servicing fees, expense reimbursement and other compensation payable to the Dealer Manager by the Company.

The Dealer Manager is a FINRA registered broker-dealer affiliated with the Trustee and the Investment Manager. The Dealer Manager is entitled to receive selling commissions of up to 3.5% of the transaction price of each Class S common share sold in the Offering. The Dealer Manager will not be entitled to receive any selling commissions with respect to purchases of Class I common shares, Class F common shares or shares of any class sold pursuant to the DRIP.

The Company pays the Dealer Manager shareholder servicing fees for ongoing services rendered to shareholders by participating broker-dealers or broker-dealers servicing investors’ accounts, in an amount equal to 0.85% per annum of the aggregate NAV, as of the beginning of the first calendar day of each month, of the outstanding Class S common shares. The shareholder servicing fees will be paid monthly in arrears. The Dealer Manager reallows (pays) all or a portion of the shareholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing services performed by such broker-dealers and will waive shareholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. The Company does not pay shareholder servicing fees with respect to outstanding Class I common shares or Class F common shares.

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

The limitation on operating expenses automatically terminated upon the earlier to occur of (i) the two-year anniversary of the date of the Initial Closing (February 1, 2023) or (ii) the date that the NAV has been at least $200 million for two consecutive complete fiscal quarters. The expense limitation was terminated on February 1, 2025. For the nine months ended September 30, 2025, no expense limitation was recognized prior to the termination.

Revolving Line of Credit

Through March 18, 2026, the Company held a revolving line of credit agreement with FMR, the parent company of the Trustee and the Investment Manager. The revolving line of credit included a $50 million commitment and the interest rate on each draw was equal to the Three-Month Treasury Bill rate plus a 1.75% margin. The maturity date of the agreement was January 27, 2026, but was subsequently extended under the existing terms until it was amended effective March 18, 2026.

Effective March 18, 2026, the Company amended its revolving line of credit agreement with FMR. The revolving line of credit includes a $50 million commitment and the interest rate on each draw is equal to the three-month term SOFR plus a 1.75% margin. The Company will also pay an annual facility fee in the amount of 0.15% of the total commitment as well as an undrawn commitment fee of 0.15% of any undrawn amount, which are included in Interest Expense on the Company’s Consolidated Statements of Operations. The maturity date of the agreement is March 18, 2029. The maturity date shall be extended automatically for one three-year period unless either FMR or the Company states that they do not intend to extend the agreement 30 days before the then-current maturity date.

Pricing and Bookkeeping Fees

The Company pays the Administrator an administrative fee equal to a percentage of NAV on a tiered basis:

Net Asset Value	Rate
Up to $200 million	0.08%
Greater than $200 million to $400 million	0.07%
Greater than $400 million	0.06%

The Company records these costs as a component of General and Administrative on the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2026, the Company incurred approximately $0.08 million and $0.2 million in pricing and bookkeeping fees, respectively. For the three and nine months ended September 30, 2025, the Company incurred approximately $0.1 million and $0.2 million in pricing and bookkeeping fees, respectively.

Affiliate Ownership

As of September 30, 2026 and December 31, 2025, affiliates of the Investment Manager held 3,260,332 Class I common shares (8.58% of total shares outstanding) and 1,631,356 Class I common shares (5.16% of total shares outstanding), respectively, of the Company’s common shares.

Note 13. Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of September 30, 2026 and December 31, 2025, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

Note 14. Subsequent Events

In preparation of these consolidated financial statements, the Company has evaluated the events and transactions subsequent to September 30, 2026, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Company’s consolidated financial statements.

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

The Company has elected to be taxed as a REIT under the IRC, commencing with its taxable year ended December 31, 2023. REITs generally will not be subject to U.S. federal income taxes on taxable income to the extent they annually distribute all of their net taxable income to shareholders and maintain their qualification as a REIT. As of September 30, 2026, the Company had received cumulative proceeds of $433.6 million from the sale of 39.5 million common shares across each of the share classes, in the Company’s continuous Offering, inclusive of DRIP proceeds. The Company contributed the net proceeds from the sale of shares to the Operating Partnership in exchange for a corresponding number of Class I, Class S, and Class F OP Units, as applicable, of the Operating Partnership. The Operating Partnership has primarily used the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes as further described below under “Investment Portfolio.” The Company intends to continue selling shares on a monthly basis through its continuous Offering.

Q3 2026 Highlights

Operating Results

For the three months ended September 30, 2026, the Company declared distributions totaling approximately $4.9 million. The details of the average annualized distribution rates and total net returns as of September 30, 2026, are shown in the following table:

Average Annualized Distribution Rate(1)	4.6%
Year-to-Date Total Return(2)	4.8%
Inception-to-Date Total Return(2)	8.8%
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

Capital Activity

•
During the three months ended September 30, 2026, the Company raised $23.8 million from the sale of common shares exclusive of the DRIP.
•
During the three months ended September 30, 2026, the Company repurchased $7.6 million of the Company’s common shares from investors.

Current Portfolio

•
The Company’s portfolio as of September 30, 2026, based on the gross asset value of its investments, consisted of investments in real estate 96%, investments in real estate debt 4%, and investments in real estate securities, which is less than 1% of the Company's total portfolio. Gross asset value is measured as the fair value of the Company’s real estate and other investments, net of non-controlling interests in joint ventures.
•
The Company’s total real estate portfolio, including wholly owned property investments and the Company’s share of property investments held through joint ventures, based on fair value as of September 30, 2026, consisted of Industrial 33%, Retail 38%, Residential 17%, and Medical Office 12%, and was concentrated in the following U.S. regions: West 46%, East 32% and South 22%.
•
The Company’s investments in real estate debt as of September 30, 2026, consisted of CMBS. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt” below.

Investment Portfolio

Portfolio Summary

The following chart allocates the Company’s investments in real estate and real estate debt based on fair value as of September 30, 2026:

Investment Allocation (1)
4%
96%
Real Estate
Real Estate Debt

The following charts further describe the diversification of the Company’s investments in real estate based on fair value as of September 30, 2026:

Property Type[2]

12%
33%
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

Investments in Real Estate

The following table provides a summary of the Company’s portfolio by property type as of September 30, 2026:

						Property Type Revenue(3)
Property	Number of	Sq. Feet /		Occupancy	Gross Asset	For the Nine Months Ended September 30,
Type	Properties	Units		Rate(1)	Value(2)	2026	2025
Industrial	5	1,096,320	sq. ft.	100%	$191,950,000	$9,949,324	$7,942,938
Retail	5	913,131	sq. ft.	99%	225,267,083	14,390,330	9,128,508
Residential	3	213	units	94%	100,408,103	5,389,673	3,920,589
Medical Office	2	153,757	sq. ft.	100%	73,500,958	2,987,280	1,678,130
Total	15				$591,126,144	$32,716,607	$22,670,165
(1)
The occupancy rate for the Company’s Industrial, Retail, and Medical Office investments is defined as all leased square footage divided by the total available square footage as of September 30, 2026. The occupancy rate for the Company’s Residential investments is defined as the number of leased units divided by the total unit count as of September 30, 2026.
(2)
Based on fair value as of September 30, 2026, net of non-controlling interests in joint ventures.
(3)
Property type revenue is determined in accordance with GAAP for the nine months ended September 30, 2026 and includes the Company’s share of revenues generated by property investments held through joint ventures.

The following table provides additional information regarding the Company’s real estate portfolio as of September 30, 2026:

Property Type and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet / Units		Occupancy Rate(2)
Industrial
Chandler Crossroads I	1	Chandler, AZ	February 21, 2023	100%	100,243	sq. ft.	100%
Chandler Crossroads II	1	Chandler, AZ	February 21, 2023	100%	116,079	sq. ft.	100%
Northmark Commerce Center	1	Haltom City, TX	December 1, 2023	100%	234,478	sq. ft.	100%
Thurmon Tanner Logistics Center A	1	Flowery Branch, GA	February 1, 2024	100%	447,120	sq. ft.	100%
85 Exchange Building F	1	Concord, NC	November 12, 2025	100%	198,400	sq. ft.	100%
Total Industrial	5				1,096,320	sq. ft.
Retail
Trails at Silverdale	1	Silverdale, WA	November 2, 2023	90%	225,711	sq. ft.	99%
Riverway Plaza	1	Weymouth, MA	June 27, 2024	100%	250,572	sq. ft.	100%
Independence Square	1	Plano, TX	March 27, 2025	100%	140,218	sq. ft.	97%
Gold Star Crossing	1	Worcester, MA	December 22, 2025	100%	66,682	sq. ft.	100%
Vineyard Towne Center	1	Queen Creek, AZ	April 21, 2026	100%	229,948	sq. ft.	100%
Total Retail	5				913,131	sq. ft.
Residential
Millside at Heritage Park	1	Canton, MA	February 3, 2023	100%	60	units	95%
Sylva on Main	1	Bellevue, WA	September 12, 2024	90%	76	units	95%
3200 Washington	1	Boston, MA	July 29, 2025	100%	77	units	92%
Total Residential	3				213	units
Medical Office
Creekstone	1	Durham, NC	May 25, 2023	100%	60,192	sq. ft.	100%
Copper Point	1	Gilbert, AZ	June 11, 2026	100%	93,565	sq. ft.	100%
Total Medical Office	2				153,757	sq. ft.
Total Investments in Real Estate	15
(1)
The Company’s joint venture agreements provide the joint venture partners a profits interest based on achieving certain internal rate of return hurdles. Such investments are consolidated by the Company and any profits interest due to joint venture partners are reported within non-controlling interests.
(2)
The occupancy rate for the Company’s Industrial, Retail, and Medical Office investments is defined as all leased square footage divided by the total available square footage as of September 30, 2026. The occupancy rate for the Company’s Residential investments is defined as the number of leased units divided by the total unit count as of September 30, 2026.

Lease Expirations

The following tables detail the expiring leases at the Company’s consolidated Industrial, Retail, and Medical Office properties by annualized base rent and square footage as of September 30, 2026. Residential properties are excluded as substantially all leases at such properties expire within 12 months.

Industrial
Year	Number of Expiring Leases	Annualized Base Rent⁽¹⁾	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026 (remaining)	2	$566,024	2%	50,929	2%
2027	2	576,800	2%	51,081	2%
2028	2	2,293,471	8%	280,978	13%
2029	1	186,364	1%	17,817	1%
2030	1	325,750	1%	32,020	1%
2031	1	182,079	0%	17,975	1%
2032	—	—	0%	—	0%
2033	1	3,693,188	12%	447,120	21%
2034	1	1,934,029	6%	198,400	10%
2035	—	—	0%	—	0%
Thereafter	—	—	0%	—	0%
Total Industrial	11	$9,757,705	32%	1,096,320	51%
(1)
Annualized base rent is determined based on the annualized base rent per leased square foot as of September 30, 2026, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Retail
Year	Number of Expiring Leases	Annualized Base Rent⁽¹⁾	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026 (remaining)	3	$355,298	1%	15,688	1%
2027	9	1,017,540	3%	66,857	3%
2028	7	405,543	1%	17,814	1%
2029	7	637,978	2%	25,402	1%
2030	11	1,778,164	6%	112,227	5%
2031	10	4,205,490	14%	143,734	7%
2032	13	2,277,333	8%	249,749	12%
2033	9	663,527	2%	20,862	1%
2034	13	1,206,531	4%	28,010	1%
2035	7	767,377	3%	25,997	1%
Thereafter	12	1,917,556	6%	193,391	10%
Total Retail	101	$15,232,337	50%	899,731	43%
(1)
Annualized base rent is determined based on the annualized base rent per leased square foot as of September 30, 2026, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Medical Office
Year	Number of Expiring Leases	Annualized Base Rent⁽¹⁾	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026 (remaining)	—	$—	0%	—	0%
2027	1	163,629	1%	6,288	0%
2028	2	302,084	1%	9,598	0%
2029	1	125,946	0%	4,102	0%
2030	2	322,422	1%	10,220	0%
2031	1	103,883	0%	3,406	0%
2032	1	149,724	1%	5,293	0%
2033	1	1,822,896	6%	60,192	3%
2034	2	519,402	2%	17,350	1%
2035	2	199,195	1%	6,505	0%
Thereafter	3	1,090,800	5%	30,803	2%
Total Medical Office	16	$4,799,981	18%	153,757	6%

(1)
Annualized base rent is determined based on the annualized base rent per leased square foot as of September 30, 2026, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Total
Year	Number of Expiring Leases	Annualized Base Rent⁽¹⁾	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026 (remaining)	5	$921,322	3%	66,617	3%
2027	12	1,757,969	6%	124,226	6%
2028	11	3,001,098	10%	308,390	14%
2029	9	950,288	4%	47,321	2%
2030	14	2,426,336	8%	154,467	7%
2031	12	4,491,452	15%	165,115	8%
2032	14	2,427,057	8%	255,042	12%
2033	11	6,179,611	21%	528,174	25%
2034	16	3,659,962	12%	243,760	11%
2035	9	966,572	3%	32,502	2%
Thereafter	15	3,008,356	10%	224,194	10%
Total	128	$29,790,023	100%	2,149,808	100%
(1)
Annualized base rent is determined based on the annualized base rent per leased square foot as of September 30, 2026, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

As of and for the nine months ended September 30, 2026, there were no leases at the Company’s properties that contained early termination options. As of and for the year ended December 31, 2025, there were no leases at the Company’s properties that contained early termination options.

Tenant Concentration

The percentage of total revenue attributable to tenants at the Company’s properties accounting for 10% or more of the total revenue, and the corresponding percentage of accounts receivable, are as follows:

			Percentage of Total Revenue
			Three Months Ended September 30,		Nine Months Ended September 30,
Property	Tenant	Weighted Average Lease Term Remaining	2026	2025	2026	2025
Thurmon Tanner	Tenant 1	7.0	10%	14%	11%	15%
		7.0	10%	14%	11%	15%

			Percentage of Total Accounts Receivable
Property	Tenant	Weighted Average Lease Term Remaining	September 30, 2026	December 31, 2025
Thurmon Tanner	Tenant 1	7.0	45%	46%
		7.0	45%	46%

The loss of the tenant discussed in the table above could have a material adverse effect on the Company's financial condition and results of operations.

Investments in Real Estate Debt

The following charts describe the diversification of the Company’s investments in real estate debt by credit rating and collateral type, based on fair value as of September 30, 2026:

Collateral Type(1)
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

Results of Operations

The following table sets forth information regarding the Company’s consolidated results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change
Revenues
Revenue from leases	$12,440,431	$8,396,176	$4,044,255
Total revenues	12,440,431	8,396,176	4,044,255
Expenses
Rental property operating	3,000,045	2,282,652	717,393
General and administrative	1,028,963	640,379	388,584
Management fee	1,093,171	798,982	294,189
Incentive fee	976,353	834,739	141,614
Depreciation and amortization	5,822,659	5,123,296	699,363
Total expenses	11,921,191	9,680,048	2,241,143
Other income (expense)
Net realized gain (loss) on real estate securities	6,510	(2,550)	9,060
Change in unrealized gain (loss) on real estate securities	(39,396)	2,959	(42,355)
Change in unrealized gain (loss) on real estate debt	(40,620)	6,379	(46,999)
Net realized gain (loss) on swaps	(22,425)	—	(22,425)
Change in net unrealized appreciation (depreciation) on swaps	980,800	—	980,800
Dividend and interest income	974,744	1,056,370	(81,626)
Interest expense	(3,669,530)	(2,340,325)	(1,329,205)
Total other income (expense)	(1,809,917)	(1,277,167)	(532,750)
Net income (loss)	$(1,290,677)	$(2,561,039)	$1,270,362
Net income (loss) attributable to redeemable non-controlling interests in consolidated joint ventures	(30,533)	(106,559)	76,026
Net income (loss) attributable to common shareholders	$(1,260,144)	$(2,454,480)	$1,194,336
Net income (loss) per share attributable to Class I common shares - basic and diluted	$(0.03)	$(0.09)	$0.06
Weighted-average shares of Class I common shares outstanding, basic and diluted	37,501,851	27,682,021	9,819,830

Revenues

During the three months ended September 30, 2026, revenue from leases increased $4.0 million as compared to the three months ended September 30, 2025. The change was primarily driven by an increase in investments in real estate as a result of property acquisitions, as well as an increase in average rental rates across the Company’s portfolio.

Rental property operating expenses

During the three months ended September 30, 2026, rental property operating expenses increased approximately $0.7 million as compared to the three months ended September 30, 2025. The change was primarily driven by an increase in investments in real estate as a result of property acquisitions.

General and administrative expenses

During the three months ended September 30, 2026, general and administrative expenses increased approximately $0.4 million as compared to the three months ended September 30, 2025. The change was primarily driven by an increase in property management fees, legal and marketing fees, and audit fees expense as a result of property acquisitions.

Management fee

During the three months ended September 30, 2026, the management fee payable to the Investment Manager increased approximately $0.3 million, compared to the three months ended September 30, 2025. The increase is due to a higher average NAV during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Incentive fee

During the three months ended September 30, 2026, the incentive fee payable to the Investment Manager increased approximately $0.1 million, compared to the three months ended September 30, 2025. The increase was due to a larger total return driven by a higher average NAV.

Depreciation and amortization expenses

During the three months ended September 30, 2026, depreciation and amortization expenses increased approximately $0.7 million, compared to the three months ended September 30, 2025. The change was primarily driven by an increase in depreciation expense across the Company's portfolio as a result of property acquisitions.

Dividend and interest income

During the three months ended September 30, 2026, dividend and interest income decreased approximately $0.1 million as compared to the three months ended September 30, 2025. The change was primarily driven by interest earned on lower average money market balances.

Interest expense

During the three months ended September 30, 2026, interest expense increased approximately $1.3 million, compared to the three months ended September 30, 2025. The increase was primarily driven by additional property mortgage borrowings as a result of property acquisitions.

Other income

During the three months ended September 30, 2026, other income increased approximately $0.9 million as compared to the three months ended September 30, 2025. The change was primarily attributable to net unrealized appreciation on swaps, partially offset by increase in unrealized loss on real estate debt, unrealized loss on real estate securities and realized loss on swaps.

The following table sets forth information regarding the Company’s consolidated results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change
Revenues
Revenue from leases	$33,462,337	$23,401,908	$10,060,429
Total revenues	33,462,337	23,401,908	10,060,429
Expenses
Rental property operating	8,447,925	6,217,861	2,230,064
General and administrative	2,600,593	1,795,092	805,501
Management fee	3,084,542	2,115,757	968,785
Incentive fee	2,762,344	2,230,410	531,934
Depreciation and amortization	16,946,119	13,935,278	3,010,841
Total expenses	33,841,523	26,294,398	7,547,125
Other income (expense)
Net realized gain (loss) on real estate securities	4,944	10,218	(5,274)
Change in unrealized gain (loss) on real estate securities	33,628	(11,896)	45,524
Change in unrealized gain (loss) on real estate debt	(63,084)	(6,994)	(56,090)
Net realized gain (loss) on swaps	(23,745)	—	(23,745)
Change in net unrealized appreciation (depreciation) on swaps	808,071	—	808,071
Dividend and interest income	2,631,158	2,505,945	125,213
Interest expense	(9,123,118)	(6,676,249)	(2,446,869)
Total other income (expense)	(5,732,146)	(4,178,976)	(1,553,170)
Net income (loss)	$(6,111,332)	$(7,071,466)	$960,134
Net income (loss) attributable to redeemable non-controlling interests in consolidated joint ventures	(124,058)	(314,743)	190,685
Net income (loss) attributable to common shareholders	$(5,987,274)	$(6,756,723)	$769,449
Net income (loss) per share attributable to Class I common shares - basic and diluted	$(0.17)	$(0.27)	$0.10
Weighted-average shares of Class I common shares outstanding, basic and diluted	35,378,261	24,632,329	10,745,932

Revenues

During the nine months ended September 30, 2026, revenue from leases increased $10.1 million as compared to the nine months ended September 30, 2025. The change was primarily driven by an increase in investments in real estate as a result of property acquisitions, as well as an increase in average rental rates across the Company’s portfolio.

Rental property operating expenses

During the nine months ended September 30, 2026, rental property operating expenses increased approximately $2.2 million as compared to the nine months ended September 30, 2025. The change was primarily driven by an increase in investments in real estate as a result of property acquisitions.

General and administrative expenses

During the nine months ended September 30, 2026, general and administrative expenses increased approximately $0.8 million as compared to the nine months ended September 30, 2025. The change was primarily driven by an increase in property management fees, legal and marketing fees, and audit fees expense as a result of property acquisitions.

Management fee

During the nine months ended September 30, 2026, the management fee payable to the Investment Manager increased approximately $1.0 million, compared to the nine months ended September 30, 2025. The increase is due to a higher average NAV during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Incentive fee

During the nine months ended September 30, 2026, the incentive fee payable to the Investment Manager increased approximately $0.5 million, compared to the nine months ended September 30, 2025. The increase was due to a larger total return driven by a higher average NAV.

Depreciation and amortization expenses

During the nine months ended September 30, 2026, depreciation and amortization expenses increased approximately $3.0 million, compared to the nine months ended September 30, 2025. The change was primarily driven by an increase in investments in real estate as a result of property acquisitions.

Dividend and interest income

During the nine months ended September 30, 2026, dividend and interest income increased approximately $0.1 million as compared to the nine months ended September 30, 2025. The increase was primarily driven by interest earned on higher average investments in real estate debt balances.

Interest expense

During the nine months ended September 30, 2026, interest expense increased approximately $2.45 million, compared to the nine months ended September 30, 2025. The increase was primarily driven by additional property mortgage borrowings as a result of property acquisitions.

Other income

During the nine months ended September 30, 2026, other income increased approximately $0.8 million as compared to the nine months ended September 30, 2025. The change was primarily attributable to net unrealized appreciation on swaps and increase in unrealized gain on real estate securities, partially offset by increase in unrealized loss on real estate debt and realized loss on swaps.

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

The following table presents a reconciliation of net income (loss) attributable to the Company’s shareholders to FFO, AFFO, and FAD attributable to the Company’s shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to common shareholders	$(1,260,144)	$(2,454,480)	$(5,987,274)	$(6,756,723)
Adjustments to arrive at FFO:
Depreciation and amortization	5,822,659	5,123,296	16,946,119	13,935,278
Amount attributable to non-controlling interests for above adjustments	(113,850)	(182,867)	(373,519)	(555,313)
FFO attributable to common shareholders	$4,448,665	$2,485,949	$10,585,326	$6,623,242
Adjustments to arrive at AFFO:
Straight-line rent	(372,633)	(213,894)	(900,238)	(644,334)
Amortization of above and below-market lease intangibles	(468,843)	(406,471)	(1,274,429)	(1,171,788)
Amortization of debt issuance and deferred financing costs	156,217	113,929	414,782	328,171
Unrealized (gain) loss on real estate related securities	39,396	(2,959)	(33,628)	11,896
Unrealized (gain) loss on real estate debt	40,620	(6,379)	63,084	6,994
Change in net unrealized (appreciation) depreciation on swaps	(980,800)	—	(808,071)	—
Amortization of debt (premium)/discount	218,171	218,171	654,514	654,514
Amount attributable to non-controlling interests for above adjustments	21,718	19,630	66,034	56,561
AFFO attributable to common shareholders	$3,102,511	$2,207,976	$8,767,374	$5,865,256
Adjustments to arrive at FAD:
Non-cash management fee	1,093,171	798,982	3,084,542	2,115,757
Other capital expenditures⁽¹⁾	3,975	139,391	21,116	211,575
Net realized (gain) loss on real estate related securities	(6,510)	2,550	(4,944)	(10,218)
Amount attributable to non-controlling interests for above adjustments	(399)	(13,939)	(2,113)	(21,157)
FAD attributable to common shareholders	$4,192,748	$3,134,960	$11,865,975	$8,161,213
(1)
Other capital expenditures include non-recurring project work required to maintain the Company’s investments.

Net Asset Value Calculation and Valuation Guidelines

The Company's NAV for each class of common shares is based on the net asset values of its investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities, including the deduction of Management Fees, the accrual of any Incentive Fee and shareholder servicing fees specifically applicable to such class of shares, in all cases as described below. The Company commenced determining a monthly NAV per common share in February 2023.

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

The Company’s NAV per common share is determined by taking the market value of its investments, cash and other assets, subtracting its total liabilities, and dividing the result by the total number of common shares outstanding, and will likely differ from the book value of the Company’s equity reflected in its financial statements. The Company issues financial statements based on historical cost in accordance with GAAP. To calculate the Company’s NAV for the purpose of establishing a purchase and repurchase price for the shares, it has adopted a model, as explained below, that adjusts the value of the Company’s assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements. The Investment Manager calculates the fair value of the Company’s real estate properties based in part on values provided by third-party independent appraisers and valuation service providers and reviewed by the Investment Manager’s Fair Value Committee. The Investment Manager may retain additional third-parties to assist with the Company’s valuations of certain investments. Because these fair value calculations involve material professional judgment in the application of both observable and unobservable attributes, the calculated fair value of the Company’s assets may differ from their actual realizable value or future fair value. While the Company believes its NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires that the Company calculates NAV in a certain way. In addition, NAV is not a measure used under GAAP and the valuations of, and certain adjustments made to, the Company’s assets and liabilities used in the determination of NAV will differ from GAAP. NAV should not be considered an equivalent to shareholders’ equity or any other GAAP measure.

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

The Company’s independent valuation service provider may be replaced at any time, in accordance with agreed-upon notice requirements, by the Investment Manager. The Company will disclose to its shareholders any changes to the identity or role of the Company’s independent valuation service provider. The independent valuation service provider discharges its responsibilities in accordance with the Company’s valuation guidelines. The Company’s NAV per common share is calculated by the Administrator, and such calculation is reviewed and confirmed by the Investment Manager. Pursuant to the Company’s valuation services agreement with its independent valuation service provider, the Investment Manager receives appraisal reports for its property investments from third-party appraisal firms that have been reviewed by the Company’s independent valuation service provider along with the independent valuation service provider’s own valuations. Based in part on these appraisals, the Investment Manager renders a final valuation in order for the Administrator to calculate the Company’s NAV. The appraisals for the Company’s property investments performed by independent third-party appraisal firms and reviewed by the Company’s independent valuation service provider are one of several components considered by the Investment Manager in determining the values of the Company’s properties that are used when the Administrator calculates its NAV per common share.

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

NAV and NAV Per Common Share Calculation

The Company’s NAV is calculated for each class of shares by the Administrator, however the Investment Manager is ultimately responsible for the determination of the Company’s NAV. The Investment Manager oversees the process by which the Administrator calculates the NAV and reviews and confirms the NAV as calculated by the Administrator.

NAV per common share for each class is calculated as of the last calendar day of each month, using a process that reflects several components (each as described above), including the estimated fair value of (1) each of the Company’s properties based in part upon individual appraisal reports provided annually by third-party independent valuation firms and reviewed for reasonableness by the Company’s independent valuation service provider and the Investment Manager’s Fair Value Committee, as finally determined and updated monthly by the Company’s independent valuation service provider, with review and confirmation for reasonableness by the Investment Manager’s Fair Value Committee, (2) the Company’s real estate debt and other securities for which third-party market quotes are available, (3) the Company’s other real estate debt and other securities, if any, and (4) the Company’s other assets and liabilities.

The Company's NAV for each class of common shares is based on the net asset values of the Company's investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including the deduction of any amounts specifically applicable to such class of common shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in the Company's aggregate NAV (whether an increase or decrease) is allocated among each class of common shares based on each class's relative percentage of the previous aggregate NAV adjusted for issuance of common shares that were effective on the first calendar day of such month. The NAV calculation of the last calendar day of each month is generally available within 15 days following the end of such month.

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

The Company’s NAV will be reduced to reflect the accrual of a liability to pay any distribution to its shareholders of record as of the record date in the month a distribution is declared. NAV per share for each class of common shares is calculated by dividing such class's NAV as of the last calendar day of each month by the number of shares outstanding for that class at the end of such month.

Operating Partnership units are valued in the same fashion as set forth above. The Operating Partnership has units that are economically equivalent to the Company’s shares. The NAV of the Operating Partnership on the last calendar day of each month equals the sum of the NAVs of each outstanding Operating Partnership unit on such day.

Relationship between NAV and Share Purchase and Repurchase Price

Shares are sold in the Company’s Offering on a monthly basis at the then-current “transaction price,” which will vary and will generally equal the most recently determined NAV per common share, together with applicable upfront selling commissions. The Company’s NAV may vary significantly from one month to the next. Although the transaction price for shares is generally based on the most recently determined NAV per common share, the NAV per common share as of the date on which a shareholder’s purchase is settled may be significantly different. The Company generally does not expect to change the transaction price from the most recently determined NAV per common share, but may offer shares at a price that it believes reflects the NAV per common share more appropriately than the most recently determined NAV per common share, including by updating a previously disclosed transaction price, or suspend its offering in exceptional cases where it believes there has been a material change (positive or negative) to its NAV per common share since the most recently determined NAV due to the aggregate impact of factors such as general significant market events or disruptions or force majeure events. If a previously disclosed transaction price is changed, then the Company will (i) update such price on the Company’s website at https://i.fidelity.com/corereit and (ii) provide notice of such transaction price directly to subscribing investors when it is made available. Subscribers are not committed to purchase shares at the time their subscriptions are submitted and any subscription may be canceled at any time up to the third business day before the time it has been accepted. The Company will not update a previously disclosed transaction price after the date by which a subscriber is permitted to cancel a submitted subscription. Pursuant to the terms of the share repurchase plan (the “Share Repurchase Plan”), a shareholder may withdraw a redemption request at any time prior to 4:00 p.m. (Eastern time) on the last business day of the applicable quarter. Pursuant to the Share Repurchase Plan, if the transaction price applicable to a quarter is not made available by the tenth business day prior to the last business day of such quarter (or is changed after such date), then no repurchase requests will be accepted for such quarter and shareholders who wish to have their shares repurchased the following quarter must resubmit their repurchase requests.

Shares will be repurchased pursuant to the Share Repurchase Plan on a quarterly basis at a repurchase price equal to the transaction price applicable to the Repurchase Date (which will generally be equal to the Company’s prior month’s NAV per common share), subject to the terms of the Share Repurchase Plan.

Generally, within 15 calendar days after the last calendar day of each month, the Company will determine its NAV per common share as of the last calendar day of such month, which will generally be the transaction price for the following month. See below for most recently available transaction price information.

The Company's total NAV presented in the following tables includes the NAV of the Company's Class I common shares. As of September 30, 2026, no Class S or Class F common shares were outstanding. The transaction price for the Company’s common shares as of September 30, 2026, for subscriptions accepted as of November 1, 2026 is as follows:

Share Class	Transaction Price Per Common Share
Class I common shares	$11.60

The November 1, 2026 transaction price is equal to the NAV per common share as of September 30, 2026. A detailed presentation of the NAV per common share is set forth below.

NAV per common share is calculated in accordance with the valuation guidelines discussed above. The following table provides a breakdown of the major components of the Company’s NAV as of September 30, 2026:

Components of NAV	September 30, 2026
Investments in real estate	$602,356,145
Investments in money market funds	69,262,224
Intangible assets	56,865,810
Investments in real estate debt	26,044,949
Cash	9,690,110
Receivables, net	1,819,475
Investments in real estate securities	569,625
Restricted cash	936,416
Bi-lateral OTC swaps, at fair value	800,855
Other assets	1,054,776
Mortgages payable, net	(242,290,253)
Intangible liabilities	(27,452,161)
Repurchases of common shares payable	(7,553,672)
Distributions payable	(1,649,448)
Incentive fee payable	(2,762,344)
Management fee payable	(1,093,171)
Deferred revenue	(1,108,503)
Accounts payable, accrued expenses, and other liabilities	(6,845,537)
Redeemable non-controlling interest in consolidated joint ventures	(8,267,606)
Net Asset Value	$440,964,041
Number of outstanding shares⁽¹⁾	38,005,703
(1)
As of September 30, 2026, no Class S or Class F common shares were outstanding.

The following table provides a breakdown of the Company’s total NAV and NAV per common share as of September 30, 2026:

Share Class	Net Asset Value	Number of Outstanding Common Shares	NAV Per Common Share as of September 30, 2026
Class I common shares	$440,964,041	38,005,703	$11.60

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2026 valuations, based on property types:

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

Input	Hypothetical Change	Industrial Investment Values	Retail Investment Values	Residential Investment Values	Medical Office Investment Values
Discount Rate	0.25% decrease	1.95%	1.87%	1.98%	1.97%
(weighted average)	0.25% increase	(1.88)%	(1.82)%	(1.88)%	(1.84)%
Exit Capitalization Rate	0.25% decrease	2.89%	2.51%	3.28%	2.86%
(weighted average)	0.25% increase	(2.68)%	(2.29)%	(2.94)%	(2.59)%

The following tables summarize the Company’s month-end NAV per common share for the nine months ended September 30, 2026 and 2025:

NAV Per Common Share
For the Months Ended	Class I
January 31, 2026	$11.51
February 28, 2026	11.57
March 31, 2026	11.49
April 30, 2026	11.55
May 31, 2026	11.61
June 30, 2026	11.55
July 31, 2026	11.61
August 31, 2026	11.57
September 30, 2026	11.60

NAV Per Common Share
For the Months Ended	Class I
January 31, 2025	$11.27
February 28, 2025	11.33
March 31, 2025	11.27
April 30, 2025	11.34
May 31, 2025	11.44
June 30, 2025	11.37
July 31, 2025	11.43
August 31, 2025	11.53
September 30, 2025	11.44

Limits on the Calculation of the Company’s NAV Per Common Share

The overarching principle of the Company’s valuation guidelines is to produce reasonable estimated values for each of its investments (and other assets and liabilities), or the price that would be received for that investment in orderly transactions between market participants. However, the majority of the Company’s assets will consist of real estate properties and, as with any real estate valuation protocol and as described above, the valuation of its properties (and other assets and liabilities) is based on a number of judgments, assumptions and opinions about future events that may or may not prove to be correct. The use of different judgments, assumptions, or opinions would likely result in a different estimate of the value of the Company’s real estate properties (and other assets and liabilities). Any resulting potential disparity in the Company’s NAV per common share may be in favor of shareholders whose shares are repurchased, existing shareholders or new purchasers of shares, as the case may be, depending on the circumstances at the time.

Additionally, while the methodologies contained in the Company’s valuation guidelines are designed to operate reliably within a wide variety of circumstances, it is possible that in certain unanticipated situations or after the occurrence of certain extraordinary events (such as a significant disruption in relevant markets, major political disruption event, or an act of nature), the Company’s ability to calculate its NAV may be impaired or delayed, including, without limitation, circumstances where there is a delay in accessing or receiving information from vendors or other reporting agents upon which it may rely upon in determining the monthly value of its NAV. In these circumstances, a more accurate valuation of the Company’s NAV could be obtained by using different assumptions or methodologies. Accordingly, in special situations when, in the Investment Manager’s reasonable judgment, the administration of the valuation guidelines would result in a valuation that does not represent a fair and accurate estimate of the value of the Company’s investments, alternative methodologies may be applied. Notwithstanding the foregoing, the Company may suspend its Offering or the Share Repurchase Plan if it determines that the calculation of its NAV is materially incorrect or unreliable or there is a condition that restricts the valuation of a material portion of its assets.

The Company includes no discounts to its NAV for the illiquid nature of the shares, including the limitations on the Share Repurchase Plan and its ability to make exceptions to, modify or suspend the Share Repurchase Plan at any time. The Company’s NAV generally does not consider exit costs that would likely be incurred if its assets and liabilities were liquidated or sold. While the Company may use market pricing concepts to value individual components of its NAV, its NAV per common share is not derived from the market pricing information of open-end real estate funds listed on stock exchanges.

The Company does not represent, warrant or guarantee that:

•
a shareholder would be able to realize the NAV per common share for the shares they own if the shareholder attempts to sell its shares;
•
a shareholder would ultimately realize distributions per share equal to the NAV per common share upon liquidation of the Company's assets and settlement of its liabilities or a sale of the Company;
•
shares would trade at their NAV per common share on a national securities exchange;
•
a third party would offer the NAV per common share in an arm’s-length transaction to purchase all or substantially all of the shares; or
•
the NAV per common share would equate to a market price of an open-ended real estate fund.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the IRC. Distributions are declared separately for each class of common shares. While each class generally receives the same gross distribution per share, net distributions may vary among classes due to class-specific fees and expenses. In particular, net distributions for Class S common shares are reduced by applicable shareholder servicing fees, which are deducted from the gross distribution per share and paid to the Dealer Manager. The distributions are payable to the Company's shareholders of record following each quarter-end, which are generally paid 20 days after the declaration date. These distributions are paid in cash or reinvested in the Company's common shares for shareholders participating in the Company's DRIP. As of September 30, 2026, no Class S or Class F common shares were outstanding.

The following table details the total distributions per share of the Company’s common shares for the nine months ended September 30, 2026:

Record Date	Class I
March 31, 2026	$0.1314
June 30, 2026	0.1361
August 31, 2026	0.0864
September 30, 2026	0.0434
$0.3973

The following table summarizes the Company’s distributions declared for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$4,549,186	32%	$2,458,971	24%
Reinvested in shares	9,643,422	68%	7,803,943	76%
Total distributions	$14,192,608	100%	$10,262,914	100%
Sources of Distributions
Cash Flows from operating activities(1)	$14,192,608	100%	$10,262,914	100%
Total sources of distributions	$14,192,608	100%	$10,262,914	100%
(1)
For the nine months ended September 30, 2026 and 2025, the Investment Manager elected payment of incentive fees of approximately $2.8 million and $2.2 million, respectively, in cash, which were paid from sources other than operations.

Liquidity and Capital Resources

Liquidity

The Company believes it has sufficient liquidity to operate its business, with $129.0 million of liquidity as of September 30, 2026. When the Company refers to its liquidity, this includes amounts available under its undrawn revolving credit facility of $50.0 million, as well as unrestricted cash and investments in money market funds of $79.0 million. The Company also generates incremental liquidity through its operating cash flows, which were $16.3 million for the nine months ended September 30, 2026. The Company may also generate incremental liquidity through the sale of its real estate debt investments or real estate securities investments, which were carried at their estimated fair value of $26.0 million and $0.6 million, respectively, as of September 30, 2026.

In addition, the Company’s leverage ratio was 28% as of September 30, 2026. The Company can generate additional liquidity through incurring additional indebtedness secured by its real estate and real estate debt investments, unsecured financings, and other forms of indebtedness. The Company’s leverage ratio is measured by dividing (i) consolidated property-level (consisting of mortgages secured by real properties) and entity-level (consisting of the Company’s line of credit) debt net of cash and debt-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in settled real estate debt and real estate related investments. All of the above components of the leverage ratio are net of non-controlling interests in joint ventures.

In addition to the Company’s current liquidity, the Company obtains incremental liquidity through the sale of common shares in its continuous Offering, from which it has received cumulative proceeds (inclusive of DRIP) of $433.6 million as of September 30, 2026.

Capital Resources

As of September 30, 2026, the Company’s indebtedness included loans secured by its properties and an unsecured revolving credit facility. The following table sets forth a summary of the Company’s indebtedness as of September 30, 2026, all components of which are net of non-controlling interests in joint ventures:

	September 30, 2026			Principal Balance as of
Indebtedness	Weighted Average Interest Rate	Weighted Average Maturity Date	Maximum Facility Size	September 30, 2026	December 31, 2025
Fixed rate loans:
Fixed rate mortgages	5.25%	May 2, 2032	N/A	$222,281,100	$153,106,100
Total fixed rate loans				222,281,100	153,106,100
Variable rate loans⁽¹⁾:
Variable rate mortgages and secured term loans	SOFR + 1.63%(2)	June 26, 2031	N/A	26,675,000	—
Total variable rate loans				26,675,000	—
Total loans secured by real estate				248,956,100	153,106,100
Debt mark-to-market, net				(3,711,821)	(4,366,335)
Deferred financing costs, net				(2,954,026)	(2,204,684)
Mortgages payable, net				$242,290,253	$146,535,081
Affiliate revolving credit facility	N/A	March 18, 2029	$50,000,000	—	—
Total unsecured loans				$—	$—
(1)
For variable rate loans, the Company’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2026, were approximately $26.7 million and 5.31%, respectively, and $11.9 million and 1.89%, respectively. The Company’s weighted average interest rate as of September 30, 2026, was 5.31%.
(2)
Represents a spread over the relevant floating benchmark rates. As of September 30, 2026, the Company had an outstanding interest rate swap to mitigate its exposure to potential future interest rate increases under the floating-rate debt. Total weighted average interest rate does not include the impact of derivatives. For additional details on the Company’s interest rate swaps see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 7. Derivative Instruments.”

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
	2026	2025
Cash flows provided by operating activities	$16,306,669	$8,321,823
Cash flows used in investing activities	(167,011,276)	(114,405,289)
Cash flows provided by financing activities	156,263,599	106,142,367
Net increase (decrease) in cash and restricted cash	$5,558,992	$58,901

Cash flows provided by operating activities increased approximately $8.0 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to operations related to acquisitions of investments in real estate.

Cash flows used in investing activities increased approximately $52.6 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily due to increase in investments of real estate of $58.3 million and investments in money market funds of $12.7 million, partially offset by decrease in investments in real estate debt of $18.1 million.

Cash flows provided by financing activities increased approximately $50.1 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily due to increase in proceeds from mortgages of $82.4 million, partially offset by decrease in proceeds from sale of common shares of approximately $10.6 million and increase in repurchases of common shares of $17.5 million and distributions of approximately $3.3 million.

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

From time to time, the Company may become party to certain legal proceedings in the ordinary course of business. As of September 30, 2026, management is not aware of any material litigation involving the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2026, the Company issued common shares that were not registered under the Securities Act, as discussed below.

As described in “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 12. Related Party Transactions.”, the Investment Manager is entitled to a management fee equal to (i) 1.0% of the NAV attributable to Class I common shares, (ii) 1.0% of the NAV attributable to Class S common shares, and (iii) 0.7% of the NAV attributable to Class F common shares, in each case per annum calculated monthly and payable quarterly in arrears. This fee is offset by any non-permitted affiliate fees incurred. The management fee may be paid, at the Investment Manager’s election, in either (i) cash, (ii) Class I common shares with an aggregate value equivalent to the cash fee otherwise payable (based upon the then-current NAV per Class I common share), or (iii) any combination of cash and Class I common shares (with such common shares valued based upon the then-current NAV per Class I common share). For the three months ended September 30, 2026, the Investment Manager elected to receive the management fee in Class I common shares, which amounted to approximately $1.1 million. Shares are settled at the prevailing NAV of the subscription period.

During the three months ended September 30, 2026, the Company also sold shares to certain accredited investors in the Company’s ongoing Offering of shares and issued shares to the Company’s existing shareholders pursuant to the DRIP. The following table sets forth additional information regarding the sale of shares pursuant to the Company’s ongoing Offering (inclusive of shares issued pursuant to the DRIP) during the three months ended September 30, 2026:

	Class I
Date	Total Proceeds - Offering Shares ($)	Shares Sold in the Offering(1)	Total Proceeds - DRIP Shares ($)	Shares Issued Pursuant to DRIP(2)	Total Proceeds (Inclusive of DRIP) ($)	Total Shares Issued (Inclusive DRIP Shares)
July 2026	$6,571,519	566,198	$3,332,360	288,534	$9,903,879	854,732
August 2026	7,508,482	650,124	—	—	7,508,482	650,124
September 2026	9,758,938	840,426	2,120,887	183,309	11,879,825	1,023,735
	$23,838,939	2,056,748	$5,453,247	471,843	$29,292,186	2,528,591
(1)
Shares are issued in the Company’s ongoing Offering pursuant to accepted subscription orders as of the first business day of each month.
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

Share Repurchase Plan

The Company has adopted a share repurchase plan whereby, following the third anniversary of the initial closing held on February 1, 2023 (the “Lock-Out Period”), as amended as of August 20, 2026 (the “Share Repurchase Plan”), shareholders may request that the Company repurchase all or a portion of their shares on a quarterly basis. Prior to the commencement of the Share Repurchase Plan, exceptions to the Lock-Out Period could be granted in certain limited circumstances in the Trustee’s sole discretion.

Shares will be repurchased pursuant to the Share Repurchase Plan as of the last calendar day of each quarter (a “Repurchase Date”) at a repurchase price equal to the transaction price applicable to such Repurchase Date (which will generally be equal to the most recently determined NAV per share of the applicable class as of the Repurchase Date); provided, however, that any shares that have been held for less than 12 months will be repurchased at a price equal to 98% of the applicable transaction price (the “Early Repurchase Deduction”). The Company is not obligated to repurchase any shares pursuant to the Share Repurchase Plan and may choose to repurchase only some, or none, of the shares that have been requested to be repurchased in any quarter at the Trustee’s sole discretion. In addition, the aggregate NAV of total repurchases of shares of all classes in a quarter will be limited to no more than 5.0% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding three months). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

During the three months ended September 30, 2026, the Company repurchased shares pursuant to the Share Repurchase Plan in the following amounts:

Repurchase Date	Total Number of Shares Repurchased⁽¹⁾	Price Paid per Share	Total Amount of the Repurchase, Net⁽²⁾⁽³⁾	Repurchases as a Percentage of NAV⁽⁴⁾	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program⁽⁵⁾
September 2026	653,970	$11.57	$7,553,672	1.7%	653,970	—
	653,970	$11.57	$7,553,672	1.7%	653,970	—
(1)
Repurchases are limited under the Share Repurchase Plan as described above.
(2)
Share repurchases were funded from sources permitted under the Share Repurchase Plan.
(3)
Amount shown net of Early Repurchase Deduction.
(4)
Represents aggregate NAV of the shares repurchased under the Share Repurchase Plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
(5)
All repurchase requests under the Share Repurchase Plan were satisfied.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our Trustee or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2026.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Certificate of Trust of Fidelity Core Real Estate Fund (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56839) filed on April 28, 2026 and incorporated herein by reference)

3.2

Amendment to Certificate of Trust of Fidelity Core Real Estate Fund (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-56839) filed on April 28, 2026 and incorporated herein by reference)

3.3

Amendment to Certificate of Trust of Fidelity Core Real Estate Fund (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 10 (File No. 000-56839) filed on April 28, 2026 and incorporated herein by reference)

3.4

Amended and Restated Declaration of Trust of Fidelity Core Real Estate Fund (filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 000-56839) filed on October 28, 2026 and incorporated herein by reference)

4.1	Fidelity Core Real Estate Fund Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 000-56839) filed on August 20, 2026 and incorporated herein by reference)

4.2	Fidelity Core Real Estate Fund Share Repurchase Plan (filed as Exhibit 4.2 to the Company’s Form 8-K (File No. 000-56839) filed on August 20, 2026 and incorporated herein by reference)

10.1

Third Amended and Restated Investment Management Agreement of Fidelity Core Real Estate Fund (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-56839) filed on August 20, 2026 and incorporated herein by reference)

10.2

Third Amended and Restated Limited Partnership Agreement of Fidelity Core Real Estate Fund (filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 000-56839) filed on August 20, 2026 and incorporated herein by reference)

10.3

Dealer Manager Agreement between Fidelity Core Real Estate Fund and Fidelity Distributors Company LLC (filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 000-56839) filed on August 20, 2026 and incorporated herein by reference)

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

FIDELITY CORE REAL ESTATE FUND

Date: November 12, 2026	By:	/s/ Ellen Hall
	Name:	Ellen Hall
	Title:	President (Principal Executive Officer)

FIDELITY CORE REAL ESTATE FUND

Date: November 12, 2026	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	Treasurer (Principal Financial Officer and Principal Accounting Officer)

1.9923370.100

COREREIT-10Q3-1126